Form 10-Q
period 1998-09-30
FOUNTAIN VIEW INC
filed 1998-11-17
CIK 1055468

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
      EXCHANGE ACT OF 1934

      For the period ended September 30, 1998

                                      OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from:

      Commission file number 333-57279

                              FOUNTAIN VIEW, INC.
            (Exact name of Registrant as specified in its charter)

               Delaware                               95-4644784
      (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)              Identification No.)

                          11900 W. Olympic Boulevard
                                   Suite 600
                         Los Angeles, California 90064
                   (address of principal executive offices)

                                (310) 571-0351
             (Registrant's telephone number, including area code)

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X         No ___
    ---

                    APPLICABLE ONLY TO ISSUERS INVOLVED IN
            BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by checkmark whether the Registrant (1) has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not Applicable

                     APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Not Applicable

================================================================================

                              FOUNTAIN VIEW, INC.

                                   FORM 10-Q

                                 QUARTER ENDED
                              SEPTEMBER 30, 1998


                               TABLE OF CONTENTS

                                                                      Page of
                                                                     Form 10-Q
                                                                     ---------
Part I - Financial Information

         Item 1. Financial Statements

                 Consolidated Statements of Income                       3

                 Consolidated Balance Sheets                             4

                 Consolidated Statements of Cash Flows                   6

                 Notes to Consolidated Financial Statements              8

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                    13


Part II - Other Information

         Item 6. Exhibits and Reports on Form 8-K                       20

                 Signatures                                             21

                                    PART 1

                              FOUNTAIN VIEW, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                                (In Thousands)

                                                        THREE MONTHS ENDED        NINE MONTHS ENDED
                                                           SEPTEMBER 30,             SEPTEMBER 30,
                                                          1998        1997         1998         1997
                                                          ----        ----         ----         ----
Net revenues                                           $ 67,118    $ 16,970      $155,487     $ 50,393
Expenses:
   Salaries and benefits                                 35,296       9,911        81,015       28,549
   Provision for doubtful accounts                          680         252         1,448          394
   Supplies                                               7,157       2,681        17,682        7,215
   Purchased services                                     7,670       1,517        19,786        4,079
   Other expenses                                         4,471         758         9,524        2,045
   Rent                                                   1,250         518         3,050        1,509
   Rent to related parties                                  457         435         1,339        1,323
   Depreciation and amortization                          3,585         289         7,518          655
   Interest expense, net of interest income               5,870         467        12,089          497
                                                       --------    --------      --------     --------
                                                         66,436      16,828       153,451       46,266

Income before provision for
   income taxes and extraordinary item                      682         142         2,036        4,127
Provision for income taxes                                  272         373           813          423
                                                       --------    --------      --------     --------

Income (loss) before extraordinary item                     410        (231)        1,223        3,704

Extraordinary item:
   Loss on early extinguishment of debt,
     net of taxes                                            --          --          (517)          --
                                                       --------    --------      --------     --------
Net income (loss)                                      $    410    $   (231)     $    706     $  3,704
                                                       ========    ========      ========     ========

Pro forma net income:
   Net income (loss) as reported                       $    410    $   (231)     $    706     $  3,704
   Charge (credit) in lieu of income taxes
     for S - Corporation                                     --        (317)           --        1,224
                                                       --------    --------      --------     --------
Net income                                             $    410    $     86      $    706     $  2,480
                                                       ========    ========      ========     ========


                            See accompanying notes.

                              FOUNTAIN VIEW, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                            SEPT. 30, 1998      DEC. 31, 1997
                                                            --------------      -------------
                                                              (Unaudited)           (Note)
ASSETS

Current assets:
   Cash and cash equivalents                                   $  3,765            $  2,551
   Accounts receivable, less allowance for
     doubtful accounts:   $7,022 at 1998
     and $1,152 at 1997                                          58,972              15,809
   Other current assets                                          17,737               1,503
                                                               --------            --------

   Total current assets                                          80,474              19,863

Property and equipment, at cost:
   Land and land improvements                                    25,064                  --
   Buildings and leasehold improvements                         208,670               4,659
   Furniture and equipment                                       27,339               2,096
   Construction in progress                                       3,109                  --
                                                               --------            --------

                                                                264,182               6,755

   Less accumulated depreciation and amortization                (8,303)             (2,481)
                                                               --------            --------
                                                                255,879               4,274

Notes receivable, less allowance for
   doubtful accounts:  $662 at 1998                               5,723                  --
Goodwill and other intangible assets, net                        49,073                  --
Deferred financing costs, net                                    11,398                  --
Other assets                                                      4,730               1,804
                                                               --------            --------

                                                               $407,277            $ 25,941
                                                               ========            ========


NOTE: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


                            See accompanying notes.

                              FOUNTAIN VIEW, INC.
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                (in thousands)

                                                               SEPT. 30, 1998              DEC. 31, 1997
                                                               --------------              -------------
                                                                 (Unaudited)                  (Note)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Payable to banks                                               $    768                   $     --
      Accounts payable and accrued liabilities                         34,985                      4,179
      Employee compensation and benefits                                9,234                      2,479
      Income taxes payable                                                335                      1,443
      Current portion of long-term debt                                 3,490                      1,741
                                                                     --------                   --------

      Total current liabilities                                        48,812                      9,842

Long-term debt, less current portion                                  242,136                     28,335

Deferred income taxes                                                  30,859                         --
                                                                     --------                   --------

      Total liabilities                                               321,807                     38,177
                                                                     --------                   --------

Commitments and contingencies                                              --                         --
                                                                     --------                   --------

Shareholders' equity (deficit):
      Preferred Stock Series A, $0.01 par value:
         1,000,000 shares authorized; 15,000 issued
            and outstanding at 1998                                        --                         --
      Common Stock Series A, $0.01 par value:
         1,500,000 shares authorized; 1,000,000 shares and
            200,000 shares issued and outstanding at 1998
            and 1997                                                       10                          2
      Common Stock Series B, $0.01 par value:
         200,000 shares authorized; 114,202 shares
            issued and outstanding at 1998                                  1                         --
      Common Stock Series C, $0.01 par value:
         1,300,000 shares authorized; none issued                          --                         --
      Paid in capital                                                 118,948                     21,957
      Accumulated deficit                                             (33,489)                   (34,195)
                                                                     --------                   --------

Total shareholders' equity (deficit)                                   85,470                    (12,236)
                                                                     --------                   --------

                                                                     $407,277                   $ 25,941
                                                                     ========                   ========

NOTE: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                            See accompanying notes.

                              FOUNTAIN VIEW, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In Thousands)

                                                                                    NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                 1998                1997
                                                                                 ----                ----
Operating activities:
       Net income                                                           $     706            $  3,704
       Adjustments to reconcile net income to net cash
            provided by operating activities:
                Depreciation and amortization                                   7,518                 655
                (Increase) decrease in accounts receivable,                    (6,502)              4,309
                 net
                Decrease (increase) in other current assets                     4,148                 (24)
                (Decrease) increase in accounts payable and
                   accrued liabilities                                         (2,390)              1,785
                Increase (decrease) in employee compensation
                    and benefits                                                1,569                (292)
                 (Decrease) increase in income taxes payable                     (912)                417
                                                                            ---------            --------
                  Total adjustments                                             3,431               6,850
                                                                            ---------            --------

      Net cash provided by operating activities                                 4,137              10,554
                                                                            ---------            --------

Investing activities:
      Principal payments on notes receivable                                      873                  --
      Additions to property and equipment                                      (5,695)             (1,983)
      (Increase) in deferred financing costs                                   (9,807)                 --
      Acquisition of Summit Care, net of cash acquired                       (150,291)                 --
      (Decrease) in acquisition related liabilities                           (16,531)                 --
      (Increase) in other assets                                                 (318)               (954)
                                                                            ---------            --------

      Net cash (used in) investing activities                                (181,769)             (2,937)
                                                                            ---------            --------

Financing activities:
      (Decrease) in payable to banks                                           (1,177)                 --
      Distributions to shareholders                                                --             (53,740)
      Retirement of long-term debt                                            (29,933)             (4,850)
      (Decrease) in capital lease obligations                                  (4,071)                (71)
      Proceeds from long-term debt                                            225,160              32,500
      Principal payments on long-term debt                                   (108,133)                 --
      Proceeds from stock issuance                                             97,000              19,682
                                                                            ---------            --------

      Net cash provided by (used in) financing activities                     178,846              (6,479)
                                                                            ---------            --------

Increase in cash and cash equivalents                                           1,214               1,138

Cash and cash equivalents at beginning of period                                2,551               1,161
                                                                            ---------            --------

Cash and cash equivalents at end of period                                  $   3,765            $  2,299
                                                                            =========            ========

                            See accompanying notes.

                              FOUNTAIN VIEW, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (Unaudited)
                                (In thousands)

                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                         1998            1997
                                                                         ----            ----
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                                       $   4,564      $     497
      Income Taxes                                                       1,250             50

Detail of purchase business combination:
   Fair value of assets acquired                                       374,440             --
   Less:  Liabilities assumed                                         (222,785)            --
                                                                     ---------      ---------

   Cash paid for acquisition                                           151,655             --
   Less:  Cash acquired from Summit                                     (1,364)            --
                                                                     ---------      ---------

   Net cash paid for acquisition                                     $ 150,291      $      --
                                                                     =========      =========


                            See accompanying notes.

                              FOUNTAIN VIEW, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.   DESCRIPTION OF BUSINESS

Fountain View, Inc. ("Fountain View" or "Company") is a leading operator of long-term care facilities and a leading provider of a full continuum of post-acute care services, with a strategic emphasis on sub-acute specialty medical care. Fountain View operates a network of facilities in California, Texas, and Arizona, including 44 skilled nursing facilities ("SNFs") that offer sub-acute, rehabilitative and specialty medical skilled nursing care, as well as six assisted living facilities ("ALFs") that provide room and board and social services in a secure environment. In addition, Fountain View provides a variety of high-quality ancillary services such as physical, occupational and speech therapy in Fountain View-operated facilities, unaffiliated facilities and acute care hospitals. Fountain View also operates three institutional pharmacies (one of which is a joint venture), which serve acute care hospitals as well as SNFs and ALFs, both affiliated and unaffiliated with Fountain View, an outpatient therapy clinic and a durable medical equipment ("DME") company.

The Company acquired Summit Care Corporation ("Summit") on March 27, 1998 (see
Note 4).  The Summit operation consisted of 36 SNFs, five ALFs and three
institutional pharmacies.   The acquisition has been accounted for under the
purchase method and, as such, the accompanying financial statements include the results of the Summit operation from the acquisition date.

2.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the unaudited financial information reflects all adjustments (all of which are of a normal recurring nature), which are considered necessary to fairly state the Company's financial position, its cash flows and the results of operations. These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1997. The interim financial information herein is not necessarily representative of that to be expected for a full year.

3.   FOUNTAIN VIEW EQUITY TRANSACTIONS

On or about August 1, 1997, the controlling shareholders of the Company consummated a reorganization transaction (the "Fountain View Equity Transactions"). Prior to the Fountain View Equity Transactions, the controlling shareholders were the sole owners of a number of healthcare companies, which they managed as one business enterprise. The separately owned companies consisted of eight skilled nursing facilities, an assisted living facility and a therapy company which provides therapy services primarily to third-party owned facilities as well as Company-owned facilities. Additionally, the controlling shareholders owned the real estate which is operated by four of the nursing homes. The remaining real estate is leased from unrelated third parties.

                              FOUNTAIN VIEW, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                  (Unaudited)


The controlling shareholders along with Heritage Fund II, L.P. ("Heritage") formed a new holding company known as Fountain View, Inc. along with several acquisition subsidiaries to consolidate the healthcare companies owned by the controlling shareholders into one company. At the same time, Fountain View entered into market rate leases for the four real estate facilities owned by the controlling shareholders.

Under the terms of the Fountain View Equity Transactions, Heritage invested $14.0 million in cash in Fountain View in exchange for all of the Company's preferred stock with a liquidation value of $7.0 million and 99,950 shares of the Company's Common Stock Series A-2. The controlling shareholders at the same time contributed all of their healthcare assets, except for owned real estate, to Fountain View in exchange for 53,850 shares of the Company's Common Stock Series A-1 and 46,200 shares of the Company's Common Stock Series A-3. Concurrent with the exchange of shares, Fountain View obtained bank financing totaling $31.0 million, the proceeds of which along with the $14.0 million invested by Heritage were used to fund a distribution of $43.7 million of cash to the controlling shareholders and pay $1.3 million in transaction costs.

Since the controlling shareholders maintained a controlling financial interest in Fountain View, a change in control was not deemed to have occurred upon the consummation of the Fountain View Equity Transactions. Therefore, the Fountain View Equity Transactions were treated as a reorganization/merger of companies under common control, with no step-up in basis of the assets of Fountain View.

4.   ACQUISITION OF SUMMIT CARE CORPORATION

On February 6, 1998, Fountain View, Summit, Heritage and FV-SCC Acquisition Corp. ("Acquisition"), a wholly-owned subsidiary of Fountain View entered into an Agreement and Plan of Merger providing for the acquisition of Summit by Fountain View at a price of $21.00 per share. On February 13, 1998, Acquisition initiated a Tender Offer for the outstanding shares of Summit. The Tender Offer expired on March 25, 1998 and Acquisition purchased approximately 99% of the shares of Summit for approximately $141.8 million at the closing of the Tender Offer on March 27, 1998. Pursuant to the short form merger provisions of California law the Merger became effective 20 days later on April 16, 1998 and Summit was merged into Acquisition, a wholly owned subsidiary of Fountain View.

In order to consummate the purchase of the Summit shares in the Tender Offer and to refinance Fountain View's existing debt, Fountain View entered into a term-loan of $32.0 million and a credit facility of approximately $62.7 million. In addition, Fountain View raised approximately $82.0 million of new equity investments in the amounts of $75.6 million from Heritage and certain other co-investors, $5.0 million from Mr. Robert Snukal, Fountain View's Chief Executive Officer, and Mrs. Sheila Snukal, Fountain View's Executive Vice President, and $1.4 million from Mr. William Scott, Summit's Chairman and Chief Executive Officer.

On April 16, 1998, concurrent with the Merger becoming effective, Fountain View entered into a new $30.0 million revolving credit facility, an $85.0 million term-loan facility, and successfully completed a Senior Subordinated Note Offering providing for borrowings of $120.0 million. In addition, Heritage made an additional equity investment of $15.0 million and received 15,000 shares of Series A Preferred Stock of Fountain View that entitles them to a dividend at the time of a liquidity event calculated to achieve a 12%

                              FOUNTAIN VIEW, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                  (Unaudited)


annual rate of return, as well as warrants to purchase 71,119 shares of Fountain
View's Series C Common Stock.   These funds were used to consummate the purchase
of Summit's remaining shares, refinance all then existing Fountain View indebtedness, as described above, and Summit indebtedness (except for capital lease and mortgage obligations) totaling $107.8 million, redeem all outstanding options for Summit shares, and pay certain fees, expenses, and other costs arising in connection with such transactions.

On May 4, 1998, Fountain View signed an investment agreement with Baylor Health Foundation System ("Baylor"), a vertically integrated healthcare system operating in Texas, and Buckner, a non-profit foundation, (collectively, the "Baylor Group"). In addition, Fountain View signed an operating agreement with Baylor. Pursuant to these agreements, Baylor invested $10.0 million and Buckner invested $2.5 million in Fountain View through the purchase of 12,342 shares of Series A Preferred Stock from Heritage that entitles them to a dividend at the time of a liquidity event calculated to achieve a 12% annual rate of return, as well as warrants to purchase 59,266 shares of Fountain View's Series C Common Stock. As part of its investment, the Baylor Group is entitled to have one of its nominees serve on Fountain View's board of directors. Fountain View and Baylor are also in the process of discussing the possible development or operation of certain facilities on a joint or cooperative basis.

5.   PROFORMA FINANCIAL RESULTS

The following table sets forth the financial results (in thousands) of the Company on a proforma basis, as if the acquisition of Summit occurred on January 1, 1997.

                                                     Three Months Ended         Nine Months Ended
                                                        September 30,              September 30,
                                                       1998       1997           1998         1997
                                                       ----       ----           ----         ----
        Net revenues                                 $67,118     $70,378       $209,405      $203,159
        Income (loss) before extraordinary
          item                                           410      (1,037)           (65)       (4,952)
        Net income (loss)                                410      (1,037)          (582)       (4,952)

6.   PROSPECTIVE PAYMENT SYSTEM

Pursuant to the Balanced Budget Act, a prospective payment system ("PPS") was established for Medicare SNFs. Under PPS, facilities are paid a federal per diem rate for virtually all covered SNF services in lieu of the former cost-based reimbursement rate. PPS will be phased in over three cost reporting periods beginning on or after July 1, 1998. As of July 1, 1998, 36 of the Company's 44 SNFs transitioned to PPS. The remaining eight facilities will transition on January 1, 1999.

                              FOUNTAIN VIEW, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                  (Unaudited)


7.   OTHER CURRENT ASSETS

Other current assets (in thousands) consist of the following:

                                                  Sept. 30, 1998      Dec. 31, 1997
                                                  --------------      -------------
               Deferred taxes                            $ 9,468           $    926
               Notes receivable                            1,086                 --
               Prepaid expenses                            1,832                551
               Recoverable income taxes                    1,765                 --
               Other receivables                             407                 26
               Other                                       3,179                 --
                                                         -------           --------
                                                         $17,737           $  1,503
                                                         =======           ========

8.   RECENT ACCOUNTING PRONOUNCEMENTS

       REPORTING COMPREHENSIVE INCOME

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") which establishes standards for the reporting of comprehensive income and its components in a full set of general purpose financial statements. The standard is effective for fiscal years beginning after December 15, 1997. An enterprise is required to report a total for comprehensive income in condensed financial statements of interim periods issued for external reporting purposes. Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. SFAS 130 uses the term comprehensive income to describe the total of all components of comprehensive income, that is, net income plus other comprehensive income. Other comprehensive income items include unrealized gains and losses on available-for-sale securities; foreign currency translation adjustments; changes in the market value of certain futures contracts; and changes in certain minimum pension liabilities. Fountain View has no items of other comprehensive income in the periods reported, and, therefore, comprehensive income is equal to net income, as reported.

       DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of An Enterprise and Related Information" ("SFAS 131"), which is effective for fiscal years beginning after December 15, 1997. This Statement is not required to be applied to interim financial statements in the initial year of its application. SFAS 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements. It also requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Under existing accounting standards, the Company has reported its operations as one line of business because substantially all of its revenues have been derived from its skilled nursing facilities and assisted living facilities and closely related ancillary services. The Company is presently evaluating the new standard in order to determine its effect, if any, on the way the Company might report its operations in the future.

                              FOUNTAIN VIEW, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                  (Unaudited)


9.   SUBSEQUENT EVENTS

On October 6, 1998 the Company amended its $85.0 million term-loan credit agreement with the bank extending $5.0 million of additional mortgage refinancing loans to the Company. The Company used the proceeds to finance the exercise of capital lease purchase options on two skilled nursing facilities in Texas.

                              FOUNTAIN VIEW, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Unaudited)
                                 (In thousands)


RESULTS OF OPERATIONS
---------------------

QUARTER ENDED SEPTEMBER 30, 1998 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1997

Net revenues increased $50,148 or 295.5% from $16,970 for the quarter ended September 30, 1997 to $67,118 for the quarter ended September 30, 1998. Substantially all of the increase was due to the acquisition of Summit Care.

Average occupancy was 86.5% in the quarter ended September 30, 1998 and 83.7% in the quarter ended September 30, 1997. The Company's quality mix (total net revenues less Medicaid net revenues) was 62.8% in the quarter ended September 30, 1998 and 72.9% in the quarter ended September 30, 1997.

Expenses, consisting of salaries and benefits, provision for doubtful accounts, supplies, purchased services and other expenses as a percent of net revenues decreased from 89.1% of net revenues in the quarter ended September 30, 1997 to 82.4% in the quarter ended September 30, 1998. This decrease was substantially due to certain charges (related to the Fountain View Equity Transactions, as described in Note 3) which were recorded in the quarter ended September 30, 1997. Expenses increased $40,155 or 265.6% from $15,119 in the quarter ended September 30, 1997 to $55,274 in the quarter ended September 30, 1998. Substantially all of the increase was due to the acquisition of Summit Care.

Income before rent, rent to related parties, depreciation and amortization and interest expense increased $9,993 or 539.9% from $1,851 in the quarter ended September 30, 1997 to $11,844 in the quarter ended September 30, 1998 and was 17.6% of net revenues in the quarter ended September 30, 1998 compared to 10.9% in the quarter ended September 30, 1997.

Rent, rent to related parties, depreciation and amortization and interest expense increased $9,453 or 553.1% from $1,709 in the quarter ended September 30, 1997 to $11,162 in the quarter ended September 30, 1998. Substantially all of this increase was due to higher depreciation and amortization costs related to the acquisition of Summit Care's tangible and intangible assets and an increase in amortization costs and interest expense as a result of the debt refinancing.

The Company's effective tax rate was 39.9% of income in the quarter ended September 30, 1998. The Company was organized as a Subchapter S Corporation for tax purposes until July 31, 1997 and only recorded state income taxes. On a proforma basis, for the quarter ended September 30, 1997, the Company has recorded a charge in lieu of income taxes to arrive at a combined proforma effective tax rate of 39.4%. Net income after the proforma charge in lieu of income taxes, increased $324 from $86 in the quarter ended September 30, 1997 to $410 in the quarter ended September 30, 1998.

                              FOUNTAIN VIEW, INC.
                     MANAGMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)
                                  (Unaudited)
                                 (In thousands)


NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

Net revenues increased $105,094 or 208.5% from $50,393 in the nine months ended September 30, 1997 to $155,487 in the nine months ended September 30, 1998. Substantially all of the increase was due to the acquisition of Summit Care.

Average occupancy was 86.5% in the nine months ended September 30, 1998 and 84.3% in the nine months ended September 30, 1997. The Company's quality mix (total net revenues, less Medicaid net revenues) was 64.3% in the nine months ended September 30, 1998 and 71.8% in the nine months ended September 30, 1997.

Expenses consisting of salaries and benefits, provision for doubtful accounts, supplies, purchased services and other expenses as a percent of net revenues, decreased from 83.9% of net revenues in the nine months ended September 30, 1997
to 83.3% in the nine months ended September 30, 1998.   Expenses increased
$87,173 or 206.2% from $42,282 in the nine months ended September 30, 1997 to $129,455 in the nine months ended September 30, 1998. Substantially all of the increase was due to the acquisition of Summit Care.

Income before rent, rent to related parties, depreciation and amortization and interest expense increased $17,921 or 220.9% from $8,111 in the nine months ended September 30, 1997 to $26,032 in the nine months ended September 30, 1998 and was 16.7% of net revenues in the nine months ended September 30, 1998 compared to 16.1% in the nine months ended September 30, 1997.

Rent, rent to related parties, depreciation and amortization and interest expense increased by $20,012 or 502.3% from $3,984 in the nine months ended September 30, 1997 to $23,996 in the nine months ended September 30, 1998. Substantially all of this increase was due to higher depreciation and amortization costs related to the acquisition of Summit Care's tangible and intangible assets and an increase in amortization costs and interest expense as a result of the debt refinancing.

The Company's effective tax rate was 39.9% of income in the nine months ended September 30, 1998. The Company was organized as a Subchapter S Corporation for tax purposes until July 31, 1997 and only recorded state income taxes. On a proforma basis, for the nine months ended September 30, 1997, the Company has recorded a charge in lieu of income taxes to arrive at a combined proforma effective tax rate of 39.9%. Net income after the proforma charge in lieu of income taxes, decreased $1,774 from $2,480 in the nine months ended September 30, 1997 to $706 in the nine months ended September 30, 1998.

                              FOUNTAIN VIEW, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)
                                  (Unaudited)



Selected statistics are shown below:

                                                                                                  INCREASE
                                                 1998                     1997                   (DECREASE)
                                        -----------------------  -----------------------  ------------------------
     Facilities in operation at:
          March 31                               50                        9                       41
          June 30                                50                        9                       41
          September 30                           50                        9                       41

    Nursing center beds at:
         March 31                             5,937                    1,061                    4,876
         June 30                              5,937                    1,061                    4,876
         September 30                         5,937                    1,061                    4,876

     Assisted living beds at:
         March 31                               641                      166                      475
         June 30                                641                      166                      475
         September 30                           641                      166                      475

     Total beds at:
         March 31                             6,578                    1,227                    5,351
         June 30                              6,578                    1,227                    5,351
         September 30                         6,578                    1,227                    5,351

     Total occupancy:
          First quarter                        86.6%                    84.9%                     1.7%
          Second quarter                       86.4%                    84.4%                     2.0%
          Third quarter                        86.5%                    83.7%                     2.8%

     Nursing center occupancy:
          First quarter                        89.4%                    89.8%                    (0.4%)
          Second quarter                       87.5%                    89.3%                    (1.8%)
          Third quarter                        87.6%                    88.8%                    (1.2%)

     Assisted living center occupancy:
           First quarter                       67.4%                    53.7%                    13.7%
           Second quarter                      76.1%                    52.8%                    23.3%
           Third quarter                       76.9%                    50.5%                    26.4%

                              FOUNTAIN VIEW, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)
                                  (Unaudited)


Selected statistics are shown below:

                                                                                                  INCREASE
                                                 1998                     1997                   (DECREASE)
                                              ---------               -----------              -------------
      Percentage of revenues from
          private, managed care and
          Medicare (quality mix):
              First quarter                     72.0%                    72.8%                    (0.8%)
              Second quarter                    63.5%                    69.8%                    (6.3%)
              Third quarter                     62.8%                    72.9%                   (10.1%)

     Percentage of revenues from
          Medicaid:
              First quarter                     28.0%                    27.2%                     0.8%
              Second quarter                    36.5%                    30.2%                     6.3%
              Third quarter                     37.2%                    27.1%                    10.1%

                              FOUNTAIN VIEW, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)
                                  (Unaudited)
                                 (In thousands)


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At September 30, 1998, the Company had $3,765 in cash and cash equivalents and working capital of $31,662. During the nine months ended September 30, 1998, the Company's cash and cash equivalents increased by $1,214.

Net cash provided by operating activities decreased $6,417 from $10,554 in the first nine months of 1997 to $4,137 in the first nine months of 1998. This decrease was primarily due to an increase in accounts receivable.

Long-term debt totaling $242,136 at September 30, 1998, consisted of mortgage and capital lease obligations of $19,475, a term-loan credit facility of $82,500, borrowings on the Company's bank line of credit of $20,161 and $120,000 in senior subordinated notes.

The Company had $9,839 in available borrowings on its bank line of credit at September 30, 1998. The Company believes that it has sufficient cash flow from its existing operations and from its bank line of credit to service long-term debt due within one year of $3,490, to make normal recurring capital replacements, additions and improvements of approximately $6,000 planned for the next 12 months and to meet other long-term working capital needs and obligations. The Company expects, on a selective basis, to pursue expansion of its existing centers and the acquisition or development of additional centers in markets where demographics and competitive factors are favorable.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 8 to Consolidated Financial Statements.

IMPACT OF INFLATION

The health care industry is labor intensive. Wages and other expenses increase more rapidly during periods of inflation and when shortages in the labor market occur. In addition, suppliers pass along rising costs in the form of higher prices. Increases in reimbursement rates under Medicaid generally lag behind actual cost increases, so that the Company may have difficulty covering these cost increases in a timely fashion. In addition, as described in Note 6, Medicare SNFs are now paid a federal per diem rate under PPS, in lieu of the former cost-based reimbursement rate. Increases in the federal portion of the per diem rates may also lag behind actual cost increases.

                              FOUNTAIN VIEW, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)
                                  (Unaudited)
                                 (In thousands)


IMPACT OF YEAR 2000

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send billings, or engage in similar normal business activities.

The Company is in the process of assessing its Year 2000 issues. This assessment will address information technology and non-information technology systems, as well as, Year 2000 issues relating to third parties. This assessment will include estimated costs, an evaluation of associated risks and contingency plans, as necessary, to ensure the Company is Year 2000 compliant. The Company's plan with regard to the Year 2000 issue for each of these items involves the following phases: (i) assessment of systems to determine the extent to which the Company may be vulnerable to the Year 2000 issue, both internally and with respect to third parties; (ii) the development of remedies to address problems discovered in the assessment phase; (iii) the testing and implementation of such remedies; and (iv) the preparation of contingency plans to address potential worst case scenarios should the remedies not be successful.

The Company expects to complete its assessment in the first quarter of 1999. There can be no assurance, however, that the Company will complete such assessment in a timely manner nor that such assessment, when completed will identify all potential Year 2000 issues. Failure to timely complete an assessment of Year 2000 issues which may affect the Company, the failure of such assessment to identify all potential Year 2000 issues, or the failure of the Company to timely develop and test remedies to any such issues, could result in delays in implementing any required modifications, conversions and updates to the Company's computer systems, as well as the implementation of any contingency plans. If such modifications, conversions and updates are not made or not completed in a timely manner, the Year 2000 issue could have a material adverse impact on the operations of the Company.

FORWARD-LOOKING STATEMENTS

Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with Securities and Exchange Commission may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking information involves known and unforeseen risks, uncertainties and other factors that may cause actual results or performance to be materially different from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, uncertainties affecting the Company's business generally, such as, the success of the Company's business strategy, the Company's ability to increase the level of sub-acute and specialty medical care it provides, the effects of government regulation and health care reform, litigation, the Company's anticipated future revenues and additional revenue opportunities, capital spending and financial resources, the liquidity demands of the Company, the Company's ability to meet its liquidity needs, the resolution of Year 2000 issues, and other statements contained in this Form 10-Q regarding matters that are not historical facts.

                              FOUNTAIN VIEW, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)
                                  (Unaudited)
                                 (In thousands)

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements of the Company expressed or implied by such forward-looking statements. Although management believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate and, as a result, the forward-looking statements based on those assumptions also could be materially incorrect. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company's plans and objectives will be achieved. The Company disclaims any obligation to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

                                    PART II

                              FOUNTAIN VIEW, INC.
                               OTHER INFORMATION

                                 QUARTER ENDED
                               SEPTEMBER 30, 1998


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      10.53 Amendment No. 1 to Credit Agreement dated as of April 16, 1998 by and among Fountain View, The Banks party thereto and the Bank of Montreal, as agent.

         27  FINANCIAL DATA SCHEDULE

(b)   Reports on Form 8-K

      None.

                              FOUNTAIN VIEW, INC.


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    FOUNTAIN VIEW, INC.



Date:  November 13, 1998                 By:       S/ PAUL RATHBUN
                                                   ----------------------------
                                                        Paul Rathbun
                                                  Sr. Vice President - Finance,
                                                  Chief Financial Officer and
                                                         Treasurer
                                                 (Principal Financial Officer)



Date:  November 13, 1998                 By:       S/ JOHN FARBER
                                                   ---------------------------
                                                     John Farber
                                                Vice President - Controller and
                                                   Assistant Secretary
                                               (Principal Accounting Officer)