Form 10-K405
period 1998-12-31
FOUNTAIN VIEW INC
filed 1999-03-31
CIK 1055468

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1998

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
For the transition period from _________ to _________

                        Commission file number 333-57279

                              FOUNTAIN VIEW, INC.
              (Exact name of Company as specified in its charter)


           Delaware                                           95-4644784
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


                 2600 W. Magnolia Blvd., Burbank, CA 91505-3031
              (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code:  (818) 841-8750

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As the registrant's common stock is not publicly traded, the aggregate market value of the voting stock held by non-affiliates of the registrant is not determinable.

The number of shares outstanding of the registrant's common stock as of December 31, 1998 was 1,134,944.

                               TABLE OF CONTENTS



                                                                                                               Pages
                                                                                                           -------------
                                                       PART I
Item 1.       Business                                                                                            1
Item 2.       Properties                                                                                          9
Item 3.       Legal Proceedings                                                                                  11
Item 4.       Submission of Matters to a Vote of Security Holders                                                11

                                                      PART II

Item 5.       Market for Registrant's Common Stock and Related Stockholder Matters                               11
Item 6.       Selected Financial Data                                                                            12
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations              12
Item 7.A.     Quantitative and Qualitative Disclosures about Market Risk                                         18
Item 8.       Financial Statements and Supplementary Data                                                        19
Item 9.       Changes In and Disagreements with Accountants on Accounting and Financial Disclosure               43

                                                      PART III

Item 10.      Directors and Executive Officers of the Registrant                                                 43
Item 11.      Executive Compensation                                                                             45
Item 12.      Security Ownership of Certain Beneficial Owners and Management                                     47
Item 13.      Certain Relationships and Related Transactions                                                     49

                                                      PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K                                    53






Forward-looking Statements

Certain information included in this Form 10-K and other materials filed or to be filed by the Company with the Securities and Exchange Commission may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking information involves known and unforeseen risks, uncertainties and other factors that may cause actual results or performance to be materially different from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, uncertainties affecting the Company's business generally, such as, the success of the Company's business strategy, the Company's ability to increase the level of sub-acute and specialty medical care it provides, the effects of government regulation and health care reform, litigation, the Company's anticipated future revenues and additional revenue opportunities, capital spending and financial resources, the Company's ability to meet its liquidity needs, the resolution of Year 2000 issues, and other statements contained in this Form 10-K regarding matters that are not historical facts.

                                     PART I

Item 1. Business

General

Fountain View, Inc. ("Fountain View" or the "Company"), a Delaware Corporation, along with its subsidiaries, is a leading operator of long-term care facilities and a leading provider of a full continuum of post-acute care services, with a strategic emphasis on sub-acute specialty medical care. The Company operates 50 facilities with approximately 6,600 beds serving Medicare, Medicaid, managed care, private pay and other patients. Sub-acute care is generally short-term, goal-oriented rehabilitation care intended for individuals who have a specific illness, injury or disease, but who do not require many of the services provided in an acute care hospital. Sub-acute care is typically rendered immediately after, or in lieu of, acute hospitalization in order to treat such specific medical conditions.

Fountain View operates a network of facilities in California, Texas and Arizona, including 44 skilled nursing facilities ("SNFs") that offer sub-acute, rehabilitative and specialty medical skilled nursing care, as well as six assisted living facilities ("ALFs") that provide room and board and social services in a secure environment. In addition to long-term care, Fountain View provides a variety of high-quality ancillary services such as physical, occupational and speech therapy in company-operated facilities, unaffiliated facilities and acute care hospitals. Fountain View also operates three institutional pharmacies (one of which is a joint venture), which serve acute care hospitals as well as SNFs and ALFs both affiliated and unaffiliated with Fountain View, an outpatient therapy clinic and a durable medical equipment ("DME") company.

Fountain View Equity Transactions

On or about August 1, 1997, the controlling shareholders of the Company consummated a reorganization transaction (the "Fountain View Equity Transactions"). Prior to the Fountain View Equity Transactions, the controlling shareholders were the sole owners of a number of healthcare companies, which they managed as one business enterprise. The separately owned companies consisted of eight skilled nursing facilities, an assisted living facility and a therapy company which provides therapy services primarily to third-party owned facilities as well as Company-owned facilities. Additionally, the controlling shareholders owned the real estate for four of the skilled nursing facilities. The remaining real estate was leased from unrelated third parties.

The controlling shareholders along with Heritage Fund II, L.P. ("Heritage") formed a new holding company known as Fountain View, Inc. along with several acquisition subsidiaries to consolidate the healthcare companies owned by the controlling shareholders into one company. At the same time, Fountain View entered into market rate leases for the four skilled nursing facilities whose real estate was owned by the controlling shareholders.

Under the terms of the Fountain View Equity Transactions, Heritage invested $14.0 million in cash in Fountain View in exchange for all of the Company's preferred stock with a liquidation value of $7.0 million, and 99,950 shares of the Company's Common Stock Series A-2. The controlling shareholders at the same time contributed all of their healthcare assets, except for owned real estate, to Fountain View in exchange for 53,850 shares of the Company's Common Stock Series A-1 and 46,200 shares of the Company's Common Stock Series A-3. Concurrent with the exchange of shares, Fountain View obtained bank financing totaling $31.0 million, the proceeds of which along with the $14.0 million invested by Heritage was used to fund a distribution of $43.7 million of cash to the controlling shareholders and pay $1.3 million in transaction costs.

Since the controlling shareholders maintained a controlling financial interest in Fountain View, a change in control was not deemed to have occurred upon the consummation of the Fountain View Equity Transactions. Therefore, the Fountain View Equity Transactions were treated as a reorganization/merger of companies under common control, with no step-up in basis of the assets of Fountain View.

Acquisition of Summit Care Corporation

On February 6, 1998, Fountain View, Summit Care Corporation, a California corporation and its subsidiaries ("Summit"), and Heritage entered into an Agreement and Plan of Merger providing for the acquisition of Summit by Fountain View. Pursuant to the Merger Agreement, Fountain View offered to purchase all of the outstanding shares of common stock of Summit at a price of $21.00 per share. The tender offer for the Summit shares expired on March 25, 1998 and Fountain View purchased approximately 99% of the Summit shares on March 27, 1998. The Summit operations consisted of 36 SNFs, five ALFs and three institutional pharmacies. The acquisition has been accounted for under the purchase method and, as such, the accompanying financial information included herein includes the results of the Summit operations from the date of acquisition.

In order to purchase the Summit shares, to refinance all then existing Fountain View funded indebtedness, to redeem all outstanding options for Summit shares, and to pay certain fees, expenses and other costs arising in connection with such transactions, Fountain View sold, in a transaction exempt from registration $120.0 million of 11 1/4% Senior Subordinated Notes due 2008 ("Notes"). The Company also entered into a new revolving credit facility and term loan facilities ("New Credit Facility") providing for revolving credit borrowings of up to $30.0 million and term loan borrowings of up to $85.0 million. Fountain View amended its certificate of incorporation to provide for 3.0 million shares of Common Stock, designated as 1.5 million shares of Series A Common Stock, 200,000 shares of Series B Non-Voting Common Stock and 1.3 million shares of Series C Common Stock, and 1.0 million shares of Preferred Stock, 200,000 of which are designated Series A Preferred Stock. In addition, Fountain View raised approximately $97.0 million of new equity investments in the amounts of $90.6 million from Heritage Fund II, L.P. and certain other co-investors, $5.0 million from Mr. Snukal, Fountain View's Chief Executive Officer, and Mrs. Snukal, Fountain View's Executive Vice President and Mr. Snukal's wife, and $1.4 million from Mr. Scott, Summit's Chairman and Chief Executive Officer.

Other Transactions

On May 4, 1998, Fountain View signed an investment agreement with Baylor Health Foundation System ("Baylor"), a vertically integrated healthcare system operating in Texas, and Buckner Foundation ("Buckner"), a non-profit foundation (collectively, "the Baylor Group"). In addition, Fountain View signed an operating agreement with Baylor. Pursuant to these agreements, Baylor invested $10.0 million and Buckner invested $2.5 million in Fountain View through the purchase of 12,342 shares of Series A Preferred Stock from Heritage that entitles them to a dividend at the time of a liquidity event calculated to achieve a 12% annual return, as well as warrants to purchase 59,266 shares of Fountain View's Series C Common Stock. As part of its investment, the Baylor Group is entitled to have one of its nominees serve on Fountain View's board of directors. Fountain View and Baylor are also in the process of discussing the possible development or operation of certain facilities on a joint or cooperative basis.

Operations

Services

Basic Healthcare Services

The Company provides skilled nursing care in each of its 44 SNFs which collectively have 5,937 beds. Skilled nursing care consists of 24-hour care by registered nurses, licensed practical or vocational nurses and certified aides, as well as room and board, special nutritional programs, social services, recreational activities and related medical and other services that may be prescribed by a physician. Assisted living services include general services provided by the Company's six ALFs, which collectively have 641 beds. These services consist of basic room and board, social activities and assistance with activities of daily living such as dressing and bathing.

Specialty Medical Care

The Company provides specialty medical care, including a wide range of sub-acute services, to patients with medically complex needs who generally require more intensive treatment and a higher level of skilled nursing care. These services represent an area of strategic emphasis for the Company and typically generate higher profit margins than basic healthcare services.

The Company is committed to providing its patients with the highest possible standard of care. Fountain View has a Quality Assurance department consisting of registered nurses who routinely visit the Company's facilities and conduct quality assurance tests to ensure the consistently high quality of care provided in each facility. Further, Quality Assurance personnel conduct regular training for the nursing and other staff in each facility.

The Company is in the process of obtaining accreditation by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO") for each of its facilities. As of December 31, 1998, 18 of the Company's 44 SNFs are JCAHO accredited or are awaiting formal declaration of such accreditation, with the remainder of the facilities slated for JCAHO accreditation review in the next 36 months. Management believes that the Company's JCAHO accreditation will assist the Company in obtaining and maintaining high occupancy rates at its facilities and demonstrates its commitment to a high standard of quality of care.

Sub-Acute Care. The Company provides a wide range of sub-acute services to patients with medically complex needs, including the following:

Complex Medical Care. The Company provides complex medical care to those patients who require a combination of medical treatments. Complex medical needs often include the administration of intravenous medications for various conditions, such as fluids for hydration, diuretics for congestive heart failure, antibiotics for the treatment of infection, anti-coagulants to prevent clotting or pain control for cancer patients. Patients requiring complex medical care have typically undergone surgical procedures ranging from common joint replacements to organ transplants, and require close monitoring.

Multiple Intravenous Medications. A variety of intravenous medications are administered to patients through several types of venous access. The Company's licensed nurses are intravenous therapy certified and skilled in initiating and handling central and peripheral lines for intravenous medications.

Wound Care Programs. Wound care programs address the needs of patients suffering from post-operative wounds, including stoma and ostomy care, and the care of amputees. Treatment for surgical wounds includes the prevention of post-operative infections and the removal of surgical staples. The Company also treats patients for existing infections, including the treatment of antibiotic resistant micro-organisms with multiple intravenous antibiotics.

Other Programs. The Company also provides blood transfusions, chemotherapy, dialysis, enteral/parenteral nutrition, tracheotomy care, and ventilator care.

Alzheimer's Care. The Company's dedicated Alzheimer's units provide care for patients with Alzheimer's disease and severe dementia. This type of care is designed to reduce the stress and agitation associated with Alzheimer's disease by addressing the problems of short attention spans and hyperactivity. The physical environment of the Company's units is designed to reduce the problems of disorientation and perceptual confusion experienced by Alzheimer's patients.

Therapy Services. Locomotion Therapy, a subsidiary of the Company, provides rehabilitative physical, occupational and speech therapy to unaffiliated nursing home operators and acute care hospitals as well as to Fountain View facilities, using a progressive, personalized treatment approach to promote the patient's highest level of independence in mobility and strength. Many of the Company's patients who have undergone orthopedic surgeries, including joint replacements such as total hip or knee replacements or fractures, receive physical therapy. The Company's physical therapists also perform wound care and utilize electric stimulation to stimulate viable tissue regrowth. Occupational therapy addresses improvements in functional skills of the upper body and all aspects of self-care. The Company also provides range of motion and strengthening exercises for contracture prevention and reduction. Speech therapists treat patients with speech disorders, perceptual problems, cognitive problems and swallowing problems. In conjunction with the Company's nursing staff and respiratory therapists, speech therapists help tracheotomy and ventilator patients use speaking valves and breathing methods which allow them to communicate with others.

Pharmacy Services. The Company provides pharmaceutical products and services through two institutional pharmacies in Southern California. The Company also owns a 50% equity interest in a limited liability company that operates a pharmacy in Austin, Texas. These pharmacies serve unaffiliated SNFs, ALFs and acute care hospitals located throughout much of Southern California and in certain Texas markets, as well as most of the Company's SNFs and ALFs. The Company's pharmacies provide prescription drugs, intravenous products, enteral nutrition therapy services and infusion therapy services, including nutrition, pain management, antibiotics and hydration.

Outpatient Therapy Clinics. The Company's On-Track subsidiary provides physical therapy services to outpatients through two facilities in Fresno, California. The Company intends to open additional facilities in underserved markets where it has existing relationships with doctors and currently provides physical therapy services to nursing homes through Locomotion Therapy.

Durable Medical Equipment. The Company provides various types of durable medical equipment to Company-owned facilities, as well as unaffiliated facilities, through a subsidiary. The types of equipment and supplies provided include enteral feeding supplies, poles and pumps, catheterization equipment and orthotics.

Sources of Revenue

The Company's SNFs receive payment for healthcare services from federally assisted Medicaid and Medicare programs operated by preferred provider organizations, health maintenance organizations, the Veterans Administration and directly from patients or their responsible parties or insurers. The Company's ALFs receive payment exclusively from private individuals, some of whom depend upon supplemental Social Security payments as a primary source of income. The sources and amounts of the Company's revenues are and will continue to be determined by a number of factors, including the licensed bed capacity of its facilities, occupancy rate, quality mix, the type of services rendered to the patient and the rates of reimbursement among payor categories (primarily private, Medicare and Medicaid). Quality mix represents revenues from Medicare, Medi-Cal sub-acute, managed care, and private pay patients as a percentage of net revenues.

The following table sets forth for the Company's SNFs, ALFs, pharmacy and therapy operations the approximate percentages of net revenues, on a combined basis, derived from the various payor categories for the periods indicated.

                                                           Year Ended December 31,
                                                       1998           1997         1996
                                                    ------------------------------------
Managed care and private pay                           40.1%          44.2%         47.5%
Medicare                                               24.6           25.6          19.6
Medi-Cal sub-acute                                      1.5            3.1           2.6
                                                    ------------------------------------
 Subtotal (Quality Mix)                                66.2           72.9          69.7
Medicaid                                               33.8           27.1          30.3
                                                    ------------------------------------
 Total                                                100.0%         100.0%        100.0%
                                                    ====================================

Changes in the quality mix between Medicaid, Medicare, managed care or private pay can significantly affect profitability. Medicare, Medi-Cal sub-acute, managed care and private pay patients constitute the most profitable payor categories and Medicaid patients the least profitable. The Company continues to maintain an attractive and improving high quality mix.

Employees

As of December 31, 1998, Fountain View had approximately 5,900 full-time equivalent employees. The Company has three collective bargaining agreements with a union covering approximately 400 employees. Fountain View considers the relations with its employees to be good and it has not experienced any strikes or work stoppages. Fountain View is subject to federal and state minimum wage and applicable federal and state wage and hour laws and maintains various employee benefit plans.

Competition

The Company operates in a highly competitive industry. The Company's SNFs and ALFs are located in communities that are also served by competing facilities operated by others. Some competing facilities provide services not offered by the Company and some are operated by entities having greater financial and other resources than the Company. In addition, some competing facilities are operated by non-profit organizations or government agencies supported by endowments, charitable contributions, tax revenues and other resources not available to the Company. Furthermore, cost containment efforts, which encourage more efficient utilization of acute care hospital services, have resulted in decreased hospital occupancy in recent years. As a result, a significant number of acute care hospitals have converted portions of their facilities to other purposes, including specialty and sub-acute units. The competitiveness of the Company's markets is further increased by the fact that within California, Texas and

Arizona, a Certificate of Need is no longer required in order to build or expand a SNF. However, in Texas, competition is limited by restrictions on the number of beds that can be enrolled in the Medicaid program.

The Company's pharmacies and DME business also operate in highly competitive environments. They compete with regional and local pharmacies, medical supply companies and pharmacies operated by other long-term care chains or by other companies ranging from small local operators to companies which are national in scope and distribution capability. The Company also expects to encounter continued competition in connection with its other ancillary services, including physical, occupational and speech therapy.

Insurance

Fountain View maintains general and professional liability coverage, employee benefits liability, property, casualty, directors and officers, inland marine, crime, boiler and machinery coverage, health, automobile, employment practices liability, earthquake and flood, workers' compensation and employers' liability. The Company believes that its insurance programs are adequate.

Workers' Compensation. Fountain View's policy for workers' compensation for the original Fountain View facilities, is a fully insured program for its California employees. Fountain View's policy for the former Summit facilities for its California and Arizona employees covers claims in excess of $250,000 per occurrence and for annual aggregate claim amounts in excess of $986,000. Texas employees are covered by a policy for employer's excess and occupational indemnity for risks in excess of $150,000 up to $1,000,000 per occurrence with no annual aggregate stop loss.

Professional Liability. Fountain View's skilled nursing services subject it to liability risk. Malpractice claims may be asserted against the Company if its services are alleged to have resulted in patient injury or other adverse effects, the risk of which is greater for higher-acuity patients, such as those receiving specialty and sub-acute services, than for traditional long-term care patients. Fountain View has from time to time been subject to malpractice claims and other litigation in the ordinary course of business. While the Company believes that the ultimate resolution of all pending legal proceedings will not have a material adverse effect on the Company's financial condition, there can be no assurance that future claims will not have such an effect on the Company. Fountain View's policy for general and professional liability coverage for the original Fountain View facilities is a per occurrence policy and has limits of $1,000,000 per occurrence and $3,000,000 in the aggregate per year and carries no deductible except for employee benefits liability coverage, which carries a $1,000 deductible per claim. In addition, Fountain View has a per occurrence umbrella policy which provides additional insurance limits of $10,000,000 per occurrence and $10,000,000 in the aggregate per year with a self-insured retention of $10,000 per occurrence over its primary general, professional, automobile and employers' liability coverage policies. Fountain View's policy for general and professional liability coverages for the former Summit facilities is a claims-made policy and has limits of $500,000 per occurrence and $1,000,000 in the aggregate per year and carries a self-insured retention of $100,000 per occurrence and a $700,000 annual aggregate loss limit. In addition, for former Summit facilities, it has a claims-made umbrella policy which provides additional insurance of $8,500,000 per occurrence and $8,500,000 in the aggregate per year over its primary general and professional policy, its automobile liability policy and its employer liability policy, for a combined coverage of $9,500,000 in the aggregate.

Although Fountain View has not been subject to any judgments or settlements in excess of its respective insurance limits, there can be no assurance that claims for damages in excess of such coverage limits will not arise in the future.

Regulation

Licensure. The Company's SNF, ALF, sub-acute and specialty medical services, therapy, pharmacy and DME businesses are subject to various regulatory and licensing requirements of state and local authorities in California, Texas and Arizona. Each SNF is licensed by either the California Department of Health Services, the Texas Department of Human Services or the Arizona Department of Health Services, as applicable. Each ALF is licensed by the California Department of Social Services and the pharmacies are licensed by the California Board of Pharmacy and the Texas State Board of Pharmacy. All licenses must be renewed annually, and failure to comply with applicable rules, laws and regulations could lead to revocation of licenses. In granting, monitoring and renewing licenses, these agencies consider, among other things, the physical condition of the facility, the qualifications of the administrative and nursing staffs, the quality of care and compliance with applicable laws and regulations. Such regulatory and licensing requirements are subject to change, and there can be no assurance that the Company will continue to be able to maintain necessary licenses or that it will not incur substantial costs in doing so. Failure to comply with such requirements could result in the loss of the right to reimbursement by Medicare or Medicaid as well as the right to conduct the business of the licensed entity. Further, the facilities operated by the Company are subject to periodic inspection by governmental and other regulatory authorities to assure continued compliance with various standards and to provide for their continued licensing under state law and certification under the Medicare and Medicaid programs.

From time to time, the Company receives notices from federal and state regulatory agencies relating to alleged deficiencies for failure to comply with all components of the regulations. Facilities which are not in substantial compliance and do not correct deficiencies within a certain time frame may be subject to civil money penalties and/or terminated from the Medicare and/or Medicaid programs. While the Company endeavors to comply with all applicable regulatory requirements, from time to time certain of the Company's nursing facilities have been subject to various sanctions and penalties as a result of deficiencies alleged by the Health Care Finance Administration ("HCFA") or state survey agencies. In certain instances denial of certification or licensure revocation actions have occurred. There can be no assurance that the Company will not be subject to additional sanctions and penalties in the future as a result of such actions.

In December 1998, the provider agreement for one of the Company's SNFs was terminated as a result of surveys conducted by the California Department of Health Services. The Company is both appealing this decision and proceeding with the steps required to reinstate the a provider agreement for the Medicare and Medicaid Programs. See Note 17 to the consolidated financial statements.

Medicare and Medicaid. The Company's SNFs are subject to various requirements for participation in government-sponsored healthcare funding programs such as Medicare and Medicaid. To receive Medicare and Medicaid payments, each facility must also comply with a number of rules regarding charges and claims procedures, the violation of which can result in denial of reimbursement. Medicare is a health insurance program operated by the federal government for the aged and certain chronically disabled individuals. Medicare benefits are not available for the costs of intermediate and custodial levels of care including but not limited to residents in ALFs; however, medical and physician services furnished to patients requiring such care may be reimbursable under Medicare.

Cost-based Reimbursement System. Through December 31, 1998, for eight of the Company's SNFs and through June 30, 1998, for 36 of the Company's SNFs, the Medicare program utilized a cost-based reimbursement system which, subject to limits fixed for the particular geographic area on the costs for routine services (excluding capital related expenses), reimbursed SNFs for reasonable direct and indirect allowable costs incurred in providing services as defined by the Medicare program. Allowable costs normally include administrative and general costs, as well as operating costs and rental, depreciation and interest expenses. Reimbursement is subject to retrospective audit adjustment. An interim rate based upon estimated costs is paid by Medicare during the cost reporting period and a cost settlement is made following an audit of the actual costs as reported in the filed cost report. Such adjustments may result in additional payments being made to the Company or in recoupments from the Company. The Company maintains reserves to cover such retroactive audit adjustments.

Fiscal intermediaries also occasionally undertake a more in-depth audit of a facility's billing records. In March 1997, one of the Company's facilities was the subject of a Medicare billing audit by its fiscal intermediary, resulting in a finding that approximately $1,500,000 of charges for SNF services lacked a timely certification of medical necessity by a physician. The Company repaid such charges against the reimbursement of current claims. Following this audit, the Company adopted measures to strengthen its documentation relating to physician certification. While the Company does not believe that it is subject to any other focused reviews, there can be no assurance that substantial monies will not be expended by the Company in connection with any such audit or to defend allegations arising therefrom. If it were found that a significant number of the Company's Medicare claims failed to comply with Medicare billing requirements, the Company could be materially adversely affected.

Prospective Payment System ("PPS"). The Balanced Budget Act requires the establishment of a prospective payment system, or PPS, for Medicare Part A SNF services under which facilities are paid a per diem rate for virtually all covered SNF services in lieu of the former cost-based reimbursement rate. PPS is being phased in over three cost reporting periods, starting with cost reporting periods beginning on or after July 1, 1998. The Balanced Budget Act also implemented consolidated billing on non-physician Part B services provided to Medicare residents. Consolidated billing requires that SNFs be responsible for billing all but specifically excluded services provided to Medicare residents. Prior to consolidated billing, vendors who contracted with

SNFs to provide Medicare-covered services, such as therapy services, billed Medicare independently for those services. Under consolidated billing, SNFs will be responsible for billing for most such services and, consequently, will be directly compensating their vendors for services provided to Medicare residents. Consolidated billing was to begin for services provided on or after July 1, 1998 but it has been indefinitely delayed by the Medicare Program. The Balanced Budget Act also implemented fee screens for Part B therapy services provided on or after January 1, 1999. These fee screens establish a set amount of reimbursement for each procedure compared to the former cost-based system. In addition, the Balanced Budget Act imposes a $1,500 per beneficiary annual cap on certain Part B therapy services. Because PPS is in the process of being phased in and its actual impact is still uncertain, there can be no assurance that the Company's revenues under PPS will be sufficient to cover its costs to operate its facilities.

In addition, prior to the enactment of the Balanced Budget Act, federal law required state Medicaid programs to reimburse SNFs for costs incurred to meet quality and safety standards. The Balanced Budget Act repealed this payment standard, effective for services provided on or after October 1, 1997, thereby granting states greater flexibility in establishing payment rates. There can be no assurance that budget constraints or other factors will not cause states to reduce Medicaid reimbursement to SNFs or that payments to SNFs will be made on a timely basis. Any such efforts to reduce Medicaid payment rates or failure of states to meet their Medicaid obligations on a timely basis could have a material adverse effect on the Company.

Therapy Regulation. The Company furnishes therapy services on a contract basis to certain affiliated and unaffiliated providers. For Medicare patients, the providers bill the Medicare program for reimbursement of the amounts paid to the Company for these services. HCFA has the authority to establish limits on the amount Medicare reimburses for therapy services. For services other than inpatient hospital services, these limits are equivalent to the reasonable reimbursement that would have been paid if provider employees had furnished the services. HCFA has exercised this authority by instituting "salary equivalency guidelines" for physical therapy, respiratory therapy, speech language pathology and occupational therapy services. In January 1998, HCFA issued a regulation, effective April 1, 1998, that revised the pre-existing salary equivalency guidelines for physical therapy and respiratory therapy and established, for the first time, salary equivalency guidelines for speech language pathology and occupational therapy services. The salary equivalency guidelines do not apply to SNFs that are paid under PPS, which is being phased-in by Medicare, as discussed above.

Pharmacy Regulation. The Company's pharmacies are subject to a variety of state licensing and other laws governing the storage, handling, sale or dispensing of drugs, in addition to federal regulation under the Food, Drug and Cosmetic Act and the Prescription Drug Marketing Act. Moreover, the Company is required to register its pharmacies with the United States Drug Enforcement Administration, and to comply with requirements imposed by that agency with respect to security and reporting of inventories and transactions. Medicare pays for the costs of prescription drugs furnished in a number of different settings under very limited circumstances. Medicaid programs reimburse pharmacies for drugs supplied to patients based on the cost of the drug plus a mark-up which varies depending on the type of drugs supplied.

Outpatient Therapy Regulation. Outpatient therapy services are currently reimbursed on a per visit basis, subject to cost limits established by HCFA for the given type of therapy provided to the patient. The Balanced Budget Act contains provisions affecting outpatient rehabilitation agencies and providers, including a 10% reduction in operating and capital costs for 1998, a fee schedule for therapy services beginning in 1999 and the application of per beneficiary therapy caps for all outpatient rehabilitation services beginning in 1999. These provisions may affect the reimbursement to the Company in connection with the services provided by On-Track, the Company's outpatient therapy subsidiary, and for Part B services provided to patients of the Company's SNFs.

DME Regulation. Medicare generally provides reimbursement for DME on a fee schedule basis. The amount reimbursed depends on the classification of the DME and, generally, will be the lesser of the provider's actual charge for the DME or the fee schedule amount.

Referral Restrictions and Fraud and Abuse. The Company is also subject to federal and state laws which govern financial and other arrangements between healthcare providers. Federal law, as well as the law in California, Texas and Arizona and other states, prohibits direct or indirect payments in some cases or fee-splitting arrangements between healthcare providers that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products and services. These laws include the federal Anti-Kickback Statute which prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, the referral of Medicare and Medicaid patients. A wide array of relationships and arrangements, including ownership interests in a company by persons who refer or are in a position to refer patients, as well as personal service agreements have, under certain circumstances, been alleged or been found to violate these provisions. Certain arrangements, such as the provision of services for less than fair market value compensation, may also violate such laws. Because of the law's broad reach, the federal government has published regulations, known commonly as "safe harbors", which set forth the requirements under which certain relationships will not be considered to violate the law. One of these safe harbors protects payments for personal services which are set in advance at a fair market rate and which do not vary with the value or volume of services referred, provided there is a written contract which meets certain requirements. A similar safe harbor applies for certain agreements for management services. A safe harbor for discounts, which focuses primarily on appropriate disclosure, is also available. A violation of the federal Anti-Kickback Statute and similar state laws could result in the loss of eligibility to participate in Medicare or Medicaid, or in criminal penalties of up to five years imprisonment and/or $25,000 in fines.

In addition, the federal government and some states restrict certain business relationships between physicians and other providers of healthcare services. Effective January 1, 1995, Stark II prohibits any physician with a financial relationship (defined as a direct or indirect ownership or investment interest or compensation arrangement) with an entity from making any Medicare or Medicaid referrals for a broad array of "designated health services" to such entity. Violations of Stark II may result in the imposition of civil monetary penalties of up to $15,000 for each prohibited service provided, as well as restitution of reimbursement for such services.

There are also various federal and state laws prohibiting other types of fraud by healthcare providers, including criminal provisions which prohibit filing false claims or making false statements to receive payment or certification under Medicare and Medicaid, or failing to refund overpayments or improper payments. Violation of these provisions is a felony punishable by up to five years imprisonment and/or $25,000 in fines. Civil provisions prohibit the known filing of a false claim or the known use of false statements to obtain payment. The penalties for such a violation are fines of not less than $5,000 nor more than $10,000, plus treble damages, for each claim filed.

State and federal governments are devoting increasing attention and resources to anti-fraud initiatives against healthcare providers. The Accountability Act and the Balanced Budget Act expand the penalties for healthcare fraud, including broader provisions for the exclusion of providers from the Medicare and Medicaid programs and the establishment of civil monetary penalties for violations of the anti-kickback provisions. While the Company believes that its practices are consistent with Medicare and Medicaid guidelines, those guidelines are often vague and subject to interpretation. There can be no assurance that aggressive anti-fraud enforcement actions will not adversely affect the business of the Company.

OIG Work Plan. Under Operation Restore Trust, a major anti-fraud demonstration project, the Office of the Inspector General ("OIG"), in cooperation with other federal and state agencies, has focused on the activities of SNFs, home health agencies, hospices and DME suppliers in certain states, including California and Texas, in which the Company currently operates. Due to the success of Operation Restore Trust, the project has been expanded to numerous other states and to additional healthcare providers including providers of ancillary nursing home services. The Fiscal Year 1999 OIG Work Plan identifies eleven investigative focus areas relating to nursing home care. These areas include patient care issues identified in surveys, a review of SNF base year costs and the necessity of therapy services. While management does not believe the Company is the subject of any Operation Restore Trust or other OIG investigations, there can be no assurance that substantial monies will not be expended by the Company to cooperate with any such investigation or to defend allegations arising therefrom. If it were found that any of the Company's practices failed to comply with the anti-fraud provisions, the Company could be materially affected.

Pending Legislation. Government reimbursement programs are subject to statutory and regulatory changes, retroactive rate adjustments, administrative ceilings and government funding restrictions, all of which could materially decrease the rates paid to the Company for its services. Since 1972, Congress has consistently attempted to curb federal spending on healthcare programs. The Company expects that there will continue to be a number of state and federal proposals to limit Medicare and Medicaid reimbursement for healthcare services. The Company cannot, at this time, predict what healthcare reform legislation will ultimately be enacted and implemented or whether other changes in the administration or interpretation of the governmental healthcare programs will occur. There can be no assurance that future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs, if enacted, will not have a material adverse effect on the results of operations of the Company.

Shift to Managed Care. Management anticipates that one of the most significant changes to the financing of healthcare services is the shift to managed care, and that the federal Medicare program, state Medicaid programs and private insurers will place greater reliance on managed care alternatives in the future. According to HCFA, in 1996, 35% of Medicare enrollees in California had enrolled in a managed care program. In comparison, 8% of Medicare enrollees in Texas had enrolled in managed care programs, and approximately 14% of Medicare enrollees nationwide had enrolled in a managed care program. Providers are generally willing to discount charges for services to managed care patients because managed care plans can direct or strongly influence the flow of patients. Management believes that the Company is likely to serve an increasing proportion of managed care enrollees in the future, although payment rates for such services may not be as favorable as those presently in effect. There can be no assurance that changes in reimbursement rates for services provided under managed care programs will not adversely affect the Company's revenues.

Environmental Regulation. The Company is also subject to a wide variety of federal, state and local environmental and occupational health and safety laws and regulations. Regulatory requirements faced by healthcare providers are in the following areas: air and water quality control; waste management; asbestos, polychlorinated biphenyls, and radioactive substances; requirements for providing notice to employees and members of the public about hazardous materials and wastes; and certain other requirements.

In its role as owner and/or operator of its facilities, the Company may be subject to liability for investigating and remediating any hazardous substances that are located on the property, including any such substances that may have migrated off, or emitted, discharged, leaked, escaped or been transported from the property. Part of the Company's operations may involve the handling, use, storage, transportation, disposal and/or discharge of hazardous, infectious, toxic, radioactive, flammable and other hazardous materials, wastes, pollutants or contaminants. Such activities may result in damage to individuals, property or the environment; may interrupt operations and/or increase costs; may result in legal liability, damages, injunctions or fines; may result in investigations, administrative proceedings, penalties or other governmental agency actions; and may not be covered by insurance. There can be no assurance that the Company will not encounter such risks in the future, and such risks may result in material adverse consequences to the operations or financial condition of the Company.

Item 2. Properties

As of December 31, 1998, the Company owns or leases 44 SNFs with a total of 5,937 beds and six ALFs with a total of 641 beds. In addition, the Company owns its corporate headquarters and leases space in buildings for its pharmacy and therapy businesses. The following table sets forth certain information concerning the SNFs and ALFs currently operated by the Company.

                                                                                   Number of Beds
                                                               ----------------------------------------------------
Facility                                   Location                   Owned            Leased            Total
---------------------------------------------------------------------------------------------------------------
Skilled Nursing - California
Woodland                                   Reseda                          -              153               153
Royalwood                                  Torrance                        -              108               108
Valley                                     Fresno                         99                -                99
Villa Maria                                Santa Maria                    85                -                85
Earlwood                                   Torrance                       85                -                85
Sharon                                     Los Angeles                     -               85                85
Bay Crest                                  Torrance                        -               78                78
Fountain                                   Orange                        172                -               172
Carehouse                                  Santa Ana                     174                -               174
Palm Grove                                 Garden Grove                    -              122               122
Anaheim                                    Anaheim                         -               97                97
Devonshire                                 Hemet                          98                -                98
Willow Creek                               Fresno                        159                -               159
Rio Hondo                                  Montebello                      -              200               200
Hancock Park                               Los Angeles                     -              141               141
Brier Oak Terrace                          Los Angeles                     -              159               159
Alexandria                                 Los Angeles                     -              177               177
Montebello                                 Montebello                      -               99                99
Fountain View                              Los Angeles                     -               99                99
Sycamore Park                              Los Angeles                     -               90                90
Elmcrest                                   El Monte                        -               96                96
                                                               ------------------------------------------------
 Subtotal                                                                872            1,704             2,576
Skilled Nursing - Texas
Coronado                                   Abilene                       219                -               219
West Side                                  White Settlement              238                -               238
The Woodlands                              Houston                       212                -               212
Colonial Tyler                             Tyler                         162                -               162
Colonial Manor                             New Braunfels                 152                -               152
Guadalupe Valley                           Seguin                          -              149*              149
Town & Country                             Boerne                        124                -               124
Clairmont-Longview                         Longview                      174                -               174
Clairmont-Beaumont                         Beaumont                      148                -               148
Clairmont-Tyler                            Tyler                         116                -               116
Hallettsville Rehab & Nursing              Hallettsville                 114                -               114
Southwood                                  Austin                        112                -               112
Comanche Trail                             Big Spring                      -              115*              115
Lubbock                                    Lubbock                       114                -               114
Monument Hill                              La Grange                     111                -               111
Live Oak                                   George West                     -              100*              100
Oak Crest                                  Rockport                       92                -                92
Oakland Manor                              Giddings                      114                -               114
Oak Manor                                  Flatonia                       80                -                80
Heritage Oaks                              Lubbock                       161                -               161
Cityview                                   Fort Worth                    210                -               210
Briarcliff                                 McAllen                         -              194*              194
                                                               ------------------------------------------------
 Subtotal                                                              2,653              558             3,211
Skilled Nursing - Arizona
Los Olivos                                 Phoenix                         -              150               150
                                                               ------------------------------------------------
 Total Skilled Nursing                                                 3,525            2,412             5,937

                                                                                 Number of Beds
                                                               -------------------------------------------------
Facility                                         Location             Owned            Leased           Total
----------------------------------------------------------------------------------------------------------------
Assisted Living - California
Carson                                     Carson                        202               -               202
Spring                                     Torrance                       51               -                51
Hemet                                      Hemet                          84               -                84
Fountain                                   Orange                         72               -                72
Ashton Court                               Orange                         66               -                66
Hancock Park                               Los Angeles                     -              166              166
                                                               -----------------------------------------------
 Total Assisted Living                                                   475              166              641
                                                               -----------------------------------------------

Grand Total                                                            4,000            2,578            6,578
                                                               ===============================================

    * The lease agreement includes an option to purchase these facilities.

Item 3. Legal Proceedings

Fountain View is subject to routine litigation in the ordinary course of business. Although there can be no assurances, in the opinion of management, the ultimate resolution of all pending legal proceedings will not have a material adverse effect on the Company's business, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's security holders during the fourth quarter of its fiscal year ended December 31, 1998.

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

Market Information

There is no established public trading market for the Company's common stock.

Holders

As of March 22, 1999, the Company had 1,134,944 shares of common stock outstanding held by approximately 34 shareholders of record.

Dividends

No dividends were paid during the year ended December 31, 1998. The Company's ability to pay dividends is limited by the credit agreement related to the Term Loan Facility and the Revolving Credit Facility and the indenture agreement related to the Senior Subordinated Notes. See Note 7 to the consolidated financial statements. Payment of dividends or distributions is also limited as long as the Series A Preferred Stock remains outstanding.

                                    PART II

Item 6. Selected Financial Data

                            SELECTED FINANCIAL DATA
                             (Dollars in thousands)

The following table summarizes selected financial data of the Company and should be read in conjunction with the related Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements:

                                                          1998        1997        1996       1995       1994
                                                     --------------------------------------------------------
Consolidated Statement of Income Data (year ended
 December 31):

 Net revenue                                            $223,143    $ 67,905    $59,432    $55,836    $51,824
 Income (loss) before provision for income taxes and
  extraordinary item                                      (3,121)      5,563      3,878      2,640      4,594

 Net income (loss)                                        (2,906)      5,202      3,800      2,586      4,637

Consolidated Balance Sheet Data (at December 31):

 Total assets                                            411,728      25,941     24,122     24,693     18,433
 Long-term debt, including current maturities and
  excluding redeemable, preferred stock                  248,888      30,076        666      6,764      7,359

 Stockholders' equity (deficit)                           66,858     (12,236)    16,601      9,957      9,399

Other Data:

Nursing centers:
 Total beds (at December 31)                               5,937       1,061      1,061      1,061      1,061
 Average occupancy (year ended December 31)                 87.7%       89.3%      88.8%      88.1%      89.1%

Assisted living centers:
 Total beds (at December 31)                                 641         166        166        166        166
 Average occupancy (year ended December 31)                 76.2%       52.8%      50.0%      50.0%      50.0%

Total nursing and assisted living centers:
 Total beds (at December 31)                               6,578       1,227      1,227      1,227      1,227
 Average occupancy (year ended December 31)                 86.6%       84.4%      83.6%      82.9%      83.8%

Item 7. Management's Discussion And Analysis of Financial Condition And Results of Operations (Dollars in Thousands)

Twelve Months Ended December 31, 1998 Compared to Twelve Months Ended December 31, 1997

Net revenues increased $155,238 or 228.6% from $67,905 in the year ended December 31, 1997 to $223,143 in the year ended December 31, 1998. Substantially all of the increase was due to the acquisition of Summit Care.

Total average occupancy was 86.6% in the year ended December 31, 1998 and 84.4% in the year ended December 31, 1997. The Company's quality mix (total net revenues less Medicaid net revenues) was 66.2% in the year ended December 31, 1998 and 72.9% in the year ended December 31, 1997.

Expenses, consisting of salaries and benefits, supplies, purchased services, provision for doubtful accounts and other expenses as a percent of net revenues increased from 82.8% of net revenues in the year ended December 31, 1997 to 85.5% in the year ended December 31, 1998. Salaries and benefits were 52.0% of net revenues in the year ended December 31, 1998 compared to 56.3% in the year ended December 31, 1997. This decrease was partly due to a restructuring of Company benefits in August 1998. Expenses increased $134,482 or 239.3% from $56,205 in the year ended December 31, 1997 to $190,687 in the year ended December 31, 1998. Substantially all of the increase was due to the acquisition of Summit Care.

Income before rent, rent to related parties, depreciation and amortization and interest expense increased $20,756 or 177.4% from $11,700 in the year ended December 31, 1997 to $32,456 in the year ended December 31, 1998 and was14.5% of net revenues in the year ended December 31, 1998 compared to 17.2% in the year ended December 31, 1997.

Rent, rent to related parties, depreciation and amortization and interest expense increased $29,440 or 479.7% from $6,137 in the year ended December 31, 1997 to $35,577 in the year ended December 31, 1998. Substantially all of this increase was due to higher depreciation and amortization costs related to the acquisition of Summit Care's tangible and intangible assets and an increase in amortization costs and interest expense as a result of the debt refinancing.

Prior to the Fountain View Equity Transactions, most of the individually owned corporations had elected to be taxed as cash basis S-Corporations and, until July 31, 1997, only recorded state income taxes. On a proforma basis, for the year ended December 31, 1997, the Company has recorded a charge in lieu of income taxes to arrive at a combined proforma effective tax rate of 35.1% as if the Company had been taxed as a C-Corporation. Net income after the proforma charge in lieu of income taxes, decreased $6,518 or 180.5% from $3,612 in the year ended December 31, 1997 to a net loss of $2,906 in the year ended December 31, 1998.

Twelve Months Ended December 31, 1997 Compared to Twelve Months Ended December 31, 1996

Net revenues increased $8,473 or 14.3% from $59,432 in the year ended December 31, 1996 to $67,905 in the year ended December 31, 1997. The increase in net revenue was due in part to growth in the skilled nursing business, driven by occupancy, improving quality mix, and the increase in provision of services by Medi-Cal sub-acute units in two facilities. During 1997, Medi-Cal sub-acute per diem reimbursement rates were approximately three times higher than Medi-Cal SNF per diem reimbursement rates. The increase in net revenue was also attributable to increased revenues generated by Fountain View's Locomotion Therapy subsidiary.

Total average occupancy was 84.4% in the year ended December 31, 1997 and 83.6% in the year ended December 31, 1996. The Company's quality mix (total net revenues less Medicaid net revenues) was 72.9% in the year ended December 31, 1997 and 69.7% in the year ended December 31, 1996.

Expenses, consisting of salaries and benefits, supplies, purchased services, provision for doubtful accounts and other expenses as a percent of net revenues decreased from 85.4% of net revenues in the year ended December 31, 1996 to 82.8% in the year ended December 31, 1997. Salaries and benefits increased, primarily as the result of four separate increases in federal and state minimum wage levels between October 1, 1996 and December 31, 1997 as well as discretionary employee bonuses paid during 1997. However, salaries and benefits were 56.3% of net revenues in the year ended December 31, 1997 compared to 60.9% in the year ended December 31, 1996, reflecting the revenue improvement. Expenses increased $5,425 or 10.7% from $50,780 in the year ended December 31, 1996 to $56,205 in the year ended December 31, 1997. Expenses increased partly as the result of the termination of non-compete agreements and consulting agreements relating to the Fountain View Equity Transactions totaling $965, $810 of settlement costs associated with an employee lawsuit involving a specific type of liability for which the Company currently maintains insurance coverage, and $415 of other charges related to the Fountain View Equity Transactions.

Income before rent, rent to related parties, depreciation and amortization and interest expense increased $3,048 or 35.2% from $8,652 in the year ended December 31, 1996 to $11,700 in the year ended December 31, 1997 and was 17.2% of net revenues in the year ended December 31, 1997 compared to 14.6% in the year ended December 31, 1996.

Rent, rent to related parties, depreciation and amortization and interest expense increased $1,363 or 28.6% from $4,774 in the year ended December 31, 1996 to $6,137 in the year ended December 31, 1997. The increase was primarily due to increased depreciation costs related to renovation expenditures during 1996 and 1997 and an increase in interest expense as a result of the Fountain View Equity Transactions.

Prior to the Fountain View Equity Transactions, most of the individually owned corporations had elected to be taxed as cash basis S-Corporations and, until July 31, 1997, only recorded state income taxes. On a proforma basis, for the years ended December 31, 1997 and 1996, the Company has recorded a charge in lieu of income taxes to arrive at a combined proforma effective tax rate of 35.1% and 40.5%, respectively, as if the Company had been taxed as a C-Corporation. Net income after the proforma charge in lieu of income taxes, increased $1,305 or 56.6% from $2,307 in the year ended December 31, 1996 to $3,612 in the year ended December 31, 1997.

Liquidity and Capital Resources

At December 31, 1998, the Company had $1,229 in cash and cash equivalents and working capital of $20,329. During the year ended December 31, 1998, the Company's cash and cash equivalents decreased by $1,322.

Net cash provided by operating activities decreased $8,306 from $12,739 in the year ended December 31, 1997 to $4,433 in the year ended December 31, 1998. This decrease was primarily due to a reduction in accounts payable and accrued liabilities and an increase in accounts receivable.

In 1998, $7,654 was used for the purchase of property and equipment compared to $2,570 and $1,816 in 1997 and 1996, respectively. In addition, $175,090, net of cash acquired, was used for the acquisition of Summit in 1998.

In 1998, $314,859 was provided by financing activities (net of applicable issuance costs) from the issuance of common stock, preferred stock and proceeds from the issuance of long-term debt and borrowings on the Company's bank line of credit, offset by the payoff of the Company's then existing credit facilities totaling $139,804 in connection with the Summit acquisition. In 1997, the Company used a net $7,604 in financing activities which consisted principally of borrowings on the Company's credit facility of $32,500, proceeds from the issuance of stock and shareholder contributions of $13,959, less distributions to shareholders of $48,118, and repayments of debt totaling $6,065.

Long-term debt, including current maturities, totaling $248,888 at December 31, 1998 consisted of mortgage and capital lease obligations of $20,227, a term loan credit facility of $90,000, $120,000 in senior subordinated notes, and borrowings on the Company's revolving loan facility of $18,661. The term loan credit and revolving loan facilities, collectively known as the "Bank Credit Facility", contain usual and customary covenants including certain financial covenants, including a minimum fixed charge ratio, a maximum leverage ratio and a minimum net worth test. The Company was not in compliance with certain financial covenants at December 31, 1998. The covenants were amended by the bank group in March 1999. After the amendment, the Company was in compliance with all financial covenants and the Company anticipates it will be in compliance during 1999.

The Company had $11,339 in available borrowings on its revolving loan facility at December 31, 1998. The Company believes that it has sufficient cash flow from its existing operations and from its bank line of credit to service long-term debt due within one year of $4,735, to make normal recurring capital replacements, additions and improvements of approximately $7,000 planned for the next 12 months and to meet other long-term working capital needs and obligations. The Company expects, on a selective basis, to pursue expansion of its existing centers and the acquisition or development of additional centers in markets where demographics and competitive factors are favorable.

The Company's ability to make scheduled principal and interest payments or to fund planned capital expenditures and any acquisitions will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based upon the current level of operations and anticipated cost savings and revenue growth, management believes that cash flow from operations and available cash, together with available borrowings under its bank line of credit, will be adequate to meet the Company's future liquidity needs for at least the next twelve months. There can be no assurance that the Company's business will generate sufficient cash flow from operations, that anticipated revenue growth and operating improvements will be realized or that future borrowings will be available under its bank line of credit in an amount sufficient to enable the Company to service its indebtedness or to fund its other liquidity needs. In addition, there can be no assurance that the Company will be able to obtain any refinancing or additional borrowings, if necessary.

The Company is restricted in its ability to pay dividends on its Common Stock based on certain provisions of its loan agreements. The Company does not expect to pay any dividends in 1999.

Recent Accounting Pronouncements

Disclosure of Information about Capital Structure

In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 129, "Disclosure of Information about Capital Structure," ("SFAS No. 129"), which consolidates the existing guidance relating to an entity's capital structure. The required capital structure disclosures include liquidation preferences of preferred stock, information about pertinent rights and privileges of the outstanding equity securities and the redemption amount of all issues of capital stock that are redeemable at fixed or determinable prices on fixed or determinable dates. All required disclosures have been made in the accompanying consolidated financial statements.

Reporting Comprehensive Income

In 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes standards for the reporting of comprehensive income and its components in a full set of general purpose financial statements. The standard is effective for fiscal years beginning after December 15, 1997. Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. SFAS 130 uses the term comprehensive income to describe the total of all components of comprehensive income, that is, net income plus other comprehensive income. Other comprehensive income items include unrealized gains and losses on available-for-sale securities; foreign currency translation adjustments; changes in the market value of certain futures contracts; and changes in certain minimum pension liabilities. Fountain View has no items of other comprehensive income in the periods reported, and, therefore, comprehensive income is equal to net income, as reported.

Disclosures about Segments of an Enterprise

In 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which is effective for fiscal years ending after December 15, 1997. SFAS 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements. It also requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The Company has identified its business segments to be nursing services, therapy services and pharmacy services. See Note 16 of notes to consolidated financial statements for such disclosure.

Accounting for Derivative Instruments and Hedging Activities

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is required to be adopted in years beginning after June 15, 1999. SFAS 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt SFAS 133 effective January 1, 2000. SFAS will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not have any derivatives at December 31, 1998, and does not anticipate that the adoption of SFAS 133 will have a significant effect on its results of operations or financial position.

Impact of Inflation

The health care industry is labor intensive. Wages and other expenses increase more rapidly during periods of inflation and when shortages in the labor market occur. In addition, suppliers pass along rising costs in the form of higher prices. Increases in reimbursement rates under Medicaid generally lag behind actual cost increases, so that the Company may have difficulty covering these cost increases in a timely fashion. In addition, Medicare SNFs are now paid a per diem rate under PPS, in lieu of the former cost-based reimbursement rate. Increases in the federal portion of the per diem rates may also lag behind actual cost increases.

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

The Company expects to complete its assessment in the second quarter of 1999. There can be no assurance, however, that the Company will complete such assessment in a timely manner nor that such assessment, when completed will identify all potential Year 2000 issues. Failure to timely complete an assessment of Year 2000 issues which may affect the Company, the failure of such assessment to identify all potential Year 2000 issues, or the failure of the Company to timely develop and test remedies to any such issues, could result in delays in implementing any required modifications, conversions and updates to the Company's computer systems, as well as the implementation of any contingency plans. If such modifications, conversions and updates are not made or not completed in a timely manner, the Year 2000 issue could have a material adverse impact on the operations of the Company.

The Company intends to replace certain of its existing packaged software applications that have been determined to be non-compliant with the Year 2000 compliant version. These applications include certain of the facility billing and accounts receivable packages along with certain of the company-level accounts payable and general ledger applications. The Company has either selected or is near the finalization of the selection process for these various applications. The software and hardware costs relating to these new systems or new system upgrades are estimated to be approximately $500,000 and $125,000, respectively. The Company intends to implement these systems primarily utilizing internal resources. The Company anticipates that these implementations will primarily occur during the second and third quarters of 1999 with completion of implementation of all applications by early in the fourth quarter of 1999.


Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements relating to future events or the future financial performance of the Company including, but not limited to, statements contained in "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations". These forward-looking statements include, among other things, synergies resulting from the Summit acquisition, the success of the Company's business strategy, the Company's ability to develop and expand its business in regional markets, the Company's ability to increase the level of sub-acute and specialty medical care it provides, the effects of government regulation and healthcare reform, litigation, the Company's anticipated future revenues and additional revenue opportunities, capital spending and financial resources, the liquidity demands of the Company, the Company's ability to meet its liquidity needs, the resolution of Year 2000 issues, and other statements contained in this Annual Report on Form 10-K that are not historical facts. Although management of the Company believes that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate and, as a result, the forward-looking statements based on those assumptions also could be materially incorrect. Readers are cautioned that such forward-looking statements, which may be identified by words including "anticipates," "believes," "intends," "estimates," "plans," and other similar expressions, are only predictions or estimations and are subject to known and unknown risks and uncertainties, over which the Company has little or no control. In evaluating such statements, readers should consider the various factors identified above which could cause actual events, performance or results to differ materially from those indicated by such statements.

Item 7.A. Quantitative and Qualitative Disclosures About Market Risk

The following table provides information about the Company's debt obligations that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by maturity dates. Additionally, the Company has assumed its other long-term debt, comprised of capital lease obligations, promissory notes, mortgages, and other notes payable, are similar enough to aggregate for fixed rate presentation purposes. The Term Loan and Revolving Credit Facility (the "Variable Rate Loans"), which both bear interest at LIBOR plus an applicable margin between 1.75% and 2.75%, are aggregated for variable rate presentation purposes. The margin as of December 31, 1998 was 2.75%. The rates on the Variable Rate Loans are reset at various intervals. The average interest rate for the Variable Rate Loans was based on the weighted average rate of outstanding borrowings at December 31, 1998. The Company does not have any other material balances which are sensitive to changes in interest rates.



                                                                                                                    Fair Value
                                                                                        There-                     at December
(Dollars in thousands)           1999       2000        2001        2002        2003    after            Total       31, 1998
                           ----------------------------------------------------------------------------------------------------
Liabilities

Long-term debt, including
 current portion:

Senior Subordinated Notes
 Fixed rate                   $     -    $     -    $      -    $      -    $      -       $120,000     $120,000       $105,600
 Average interest rate          11.25%     11.25%      11.25%      11.25%      11.25%         11.25%

Term Loan and Revolving
 Credit Facility
   Variable rate               $3,750     $8,750     $17,500     $21,875     $26,250       $ 30,536     $108,661       $108,661
   Average interest rate          7.7%       7.7%        7.7%        7.7%        7.7%           7.7%

Other long-term debt
 Fixed rate                    $  268     $3,630     $   127     $   139     $ 1,712       $  2,695     $  8,571       $  8,571
 Average interest rate            9.0%       9.0%        9.0%        9.0%        9.0%           9.0%

 Fixed rate                    $  171     $  186     $   202     $   219     $ 4,863       $      -     $  5,641       $  5,641
 Average interest rate            8.4%       8.4%        8.4%        8.4%        8.4%           8.4%

 Fixed rate                    $   42     $   45     $    49     $    53     $    57       $  3,418     $  3,664       $  3,664
 Average interest rate            7.8%       7.8%        7.8%        7.8%        7.8%           7.8%

 Fixed rate                    $  439     $  481     $   434     $     -     $     -       $      -     $  1,354       $  1,354
 Average interest rate            7.0%       7.0%        7.0%          -           -              -

 Variable rate*                $   65     $   65     $   867     $     -     $     -       $      -     $    997       $    997
 Average interest rate            8.0%       8.0%        8.0%          -           -              -

*      LIBOR plus 2.95%

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors
Fountain View, Inc.

We have audited the accompanying consolidated balance sheets of Fountain View, Inc. and the related consolidated statements of income, shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fountain View, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                    Ernst & Young LLP
Los Angeles, California
March 17, 1999

                              FOUNTAIN VIEW, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                 (In thousands)


                                                                       Year Ended December 31,
                                                                      1998        1997       1996
                                                                    -------------------------------
Net revenues                                                        $223,143     $67,905    $59,432

Expenses:
 Salaries and benefits                                               116,004      38,215     36,166
 Supplies                                                             23,617       8,293      5,483
 Purchased services                                                   30,990       4,256      4,658
 Provision for doubtful accounts                                       3,892         395        430
 Other expenses                                                       16,184       5,046      4,043
 Rent                                                                  4,346       2,004      2,120
 Rent to related parties                                               1,776       1,771      1,776
 Depreciation and amortization                                        11,510       1,198        600
 Interest expense, net of interest income                             17,945       1,164        278
                                                                    -------------------------------
Total expenses                                                       226,264      62,342     55,554

Income (loss) before provision for income taxes and
 extraordinary item                                                   (3,121)      5,563      3,878
 Income tax (benefit) provision                                         (732)        361         78
                                                                    -------------------------------

Income (loss) before extraordinary item                               (2,389)      5,202      3,800

Extraordinary item:
 Loss on early extinguishment of debt, net of taxes                     (517)         -           -
                                                                    -------------------------------

Net income (loss)                                                   $ (2,906)    $ 5,202    $ 3,800
                                                                    ===============================
Proforma net income:
 Net income (loss) as reported                                      $ (2,906)    $ 5,202    $ 3,800
 Charge in lieu of income taxes for S-Corporation                         -        1,590      1,493
                                                                    -------------------------------
Net income (loss)                                                   $ (2,906)    $ 3,612   $  2,307
                                                                    ===============================



                            See accompanying notes.

                              FOUNTAIN VIEW, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                                                 December 31,
                                                                                          1998                1997
                                                                                      --------------------------------
Assets
Current assets:
 Cash and cash equivalents                                                              $  1,229               $ 2,551
 Accounts receivable, less allowance for doubtful accounts of $11,052 and $1,152,
  in 1998 and 1997, respectively                                                          51,384                15,809
 Income taxes receivable                                                                     732                     -
 Current portion of deferred income taxes                                                 10,308                   927
 Other current assets                                                                      7,221                   576
                                                                                      --------------------------------
Total current assets                                                                      70,874                19,863

Property and equipment, at cost:
 Land and land improvements                                                               25,064                     -
 Buildings and leasehold improvements                                                    211,348                 4,659
 Furniture and equipment                                                                  28,440                 2,096
 Construction in progress                                                                  1,289                     -
                                                                                      --------------------------------
                                                                                         266,141                 6,755
Less accumulated depreciation and amortization                                           (11,123)               (2,481)
                                                                                      --------------------------------
                                                                                         255,018                 4,274

Notes receivable, less allowance for doubtful accounts of $590 for 1998                    5,553                     -

Goodwill, net                                                                             58,689                   500
Deferred financing costs, net                                                             11,961                   911
Deferred income taxes                                                                      5,385                     -
Other assets                                                                               4,248                   393
                                                                                      --------------------------------

Total assets                                                                            $411,728               $25,941
                                                                                      ================================



                            See accompanying notes.

                              FOUNTAIN VIEW, INC.

                          CONSOLIDATED BALANCE SHEETS
                    (In thousands, except stock information)


                                                                                                        December

                                                                                                1998                1997
                                                                                        --------------------------------
Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
 Payable to banks                                                                        $  2,680               $      -
 Accounts payable and accrued liabilities                                                  29,652                  4,084
 Employee compensation and benefits                                                         9,780                  2,479
 Accrued interest payable                                                                   3,366                     94
 Income taxes payable                                                                           -                  1,443
 Current portion of deferred income taxes                                                     332                      -
 Current maturities of long-term debt and capital leases                                    4,735                  1,741
                                                                                        --------------------------------
Total current liabilities                                                                  50,545                  9,841

Long-term debt and capital leases, less current maturities                                244,153                 28,335

Deferred income taxes                                                                      35,172                      1
                                                                                        --------------------------------
Total liabilities                                                                         329,870                 38,177

Preferred Stock Series A, mandatorily redeemable, $0.01 par value:  1,000,000 shares authorized, 15,000 shares issued and outstanding at 1998 (liquidation
 preference of $15 million), none at 1997                                                  15,000                      -



Commitments and contingencies                                                                   -                      -

Shareholders' equity (deficit):
Preferred Stock, $0.01 par value:  7,000 shares authorized,  issued and
 outstanding at 1997 (liquidation preference of $7 million), none at 1998                       -                      -
Common Stock Series A, $0.01 par value:  1,500,000 shares authorized, 1,000,000
 and 200,000 shares issued and outstanding at 1998 and 1997                                    10                      2
Common Stock Series B, $0.01 par value:  200,000 shares authorized, 114,202
 shares issued and outstanding at 1998, none at 1997                                            1                      -
Common Stock Series C, $0.01 par value:  1,300,000 shares authorized, 20,742
 shares issued and outstanding at 1998, none at 1997                                            -                      -
Additional paid-in capital                                                                106,488                 21,957
Retained earnings (accumulated deficit)                                                   (37,101)               (34,195)
Due from shareholder                                                                       (2,540)                     -
                                                                                         -------------------------------
Total shareholders' equity (deficit)                                                       66,858                (12,236)
                                                                                         -------------------------------

Total liabilities and shareholders' equity (deficit)                                      411,728               $ 25,941
                                                                                         ===============================



                            See accompanying notes.

                              FOUNTAIN VIEW, INC.

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                      Three years ended December 31, 1998
                             (Dollars in thousands)






                                                                 Series A               Series B           Series C
                                         Preferred Stock       Common Stock           Common Stock       Common Stock
                                      ----------------------------------------------------------------------------------
                                         Shares    Amount   Shares      Amount       Shares    Amount   Shares   Amount
                                      -----------------------------------------------------------------------------------
Balance at December 31, 1995                  -     $    -          -      $     -         -    $    -        -     $   -
 Net income                                   -          -          -            -         -         -        -         -
 Contributions from shareholders              -          -          -            -         -         -        -         -
 Distributions to shareholders                -          -          -            -         -         -        -         -
                                      -----------------------------------------------------------------------------------
Balance at December 31, 1996                  -          -          -            -         -         -        -         -
 Net income                                   -          -          -            -         -         -        -         -
 Contributions before reorganization          -          -          -            -         -         -        -         -
 Cancellation of treasury stock               -          -          -            -         -         -        -         -
 Distributions to shareholders before
  reorganization                              -          -          -            -         -         -        -         -
 Reorganization:
   Issuance of preferred stock            7,000          -          -            -         -         -        -         -
   Issuance of common stock                   -          -          -            -         -         -        -         -
   Transactional costs                        -          -          -            -         -         -        -         -
   Distributions to shareholders              -          -          -            -         -         -        -         -
                                      ------------------------------------------------------------------------------------
Balance at December 31, 1997              7,000          -          -            -         -         -        -         -
 Net income (loss)                            -          -          -            -         -         -        -         -
 Issuance of common stock                     -          -    648,065           10   114,202         1        -         -
 Exercise of warrants                         -          -          -            -         -         -   20,742         -
 Stock purchase in exchange for note
  receivable                                  -          -     20,000            -         -         -        -         -
 Exchange of common stock                (7,000)         -    331,935            -         -         -        -         -
                                      ------------------------------------------------------------------------------------
Balance at December 31, 1998                  -     $    -  1,000,000      $    10   114,202    $    1   20,742   $     -
                                      ====================================================================================









     Series A-1             Series A-2          Series A-3                               Retained
    Common Stock           Common Stock        Common Stock   Additional                 Earnings
-----------------------------------------------------------    Paid-In      Treasury   (Accumulated    Due From
  Shares   Amount     Shares    Amount     Shares    Amount    Capital        Stock      Deficit)    Share-holder     Total
-------------------------------------------------------------------------------------------------------------------------------

       -   $  -            -    $  -            -   $   -     $   1,216     $ (120)     $  8,860     $       -     $  9,956
       -      -            -       -            -       -             -          -         3,800             -        3,800
       -      -            -       -            -       -         6,784          -             -             -        6,784
       -      -            -       -            -       -             -          -        (3,939)            -       (3,939)
-------------------------------------------------------------------------------------------------------------------------------
       -      -            -       -            -       -         8,000       (120)        8,721             -       16,601
       -      -            -       -            -       -             -          -         5,202             -        5,202

       -      -            -       -            -       -         1,277          -             -             -        1,277
       -      -            -       -            -       -             -        120             -             -          120

       -      -            -       -            -       -             -          -        (4,418)            -       (4,418)

       -      -            -       -            -       -         7,000          -             -             -        7,000
  53,850      1       99,950       1       46,200       -         6,998          -             -             -        7,000
      -       -           -        -            -       -        (1,318)         -             -             -       (1,318)

      -       -           -        -            -       -          -             -       (43,700)            -      (43,700)
-------------------------------------------------------------------------------------------------------------------------------
  53,850      1       99,950       1       46,200       -        21,957          -       (34,195)            -      (12,236)
       -      -            -       -            -       -             -          -        (2,906)            -       (2,906)
       -      -            -       -            -       -        81,989          -             -             -       82,000
       -      -            -       -            -       -             -          -             -             -            -

       -      -            -       -            -       -         2,540          -             -        (2,540)           -
 (53,850)    (1)     (99,950)     (1)     (46,200)      -             2          -             -             -            -
-------------------------------------------------------------------------------------------------------------------------------
       -   $  -            -    $  -            -   $   -     $ 106,488     $    -      $(37,101)    $  (2,540)    $ 66,858
===============================================================================================================================






                            See accompanying notes.

                              FOUNTAIN VIEW, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                            Year ended December 31,
                                                                          1998        1997        1996
                                                                    -----------------------------------
Operating activities:
 Net income (loss)                                                     $  (2,906)   $  5,202    $ 3,800
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization                                          11,510       1,198        600
   Changes in operating assets and liabilities:
     Accounts receivable                                                  (4,266)      2,908     (3,757)
     Other current assets                                                  1,237         137        (92)
     Accounts payable and accrued liabilities                             (4,519)      2,722        421
     Employee compensation and benefits                                    1,959          56        116
     Income taxes payable                                                  1,567       1,443        (29)
     Deferred income taxes                                                  (149)       (927)
                                                                    -----------------------------------
 Total adjustments                                                         7,339       7,537     (2,741)
                                                                    -----------------------------------
Net cash provided by operating activities                                  4,433      12,739      1,059

Investing activities:
 Principal payments on notes receivable                                    1,089           -          -
 Additions to property and equipment                                      (7,654)     (2,570)    (1,816)
 Acquisition of Summit Care, net of cash acquired                       (153,521)          -          -
 Decrease in acquisition related liabilities                             (16,531)          -          -
 Additions to other assets                                                  (857)     (1,175)         -
                                                                    -----------------------------------
Net cash used in investing activities                                   (177,474)     (3,745)    (1,816)

Financing activities:
 Increase (decrease) in payable to bank                                      735      (2,975)      (925)
 Decrease in capital lease obligations                                    (4,071)          -          -
 Principal payments on and retirement of long-term debt                 (139,804)     (3,090)      (472)
 Proceeds from long-term debt, net of issuance costs                     217,859      32,500        249
 Proceeds from issuances of common stock                                  82,000      12,682          -
 Proceeds from issuance of mandatorily redeemable preferred stock         15,000           -          -
 Contributions from shareholders                                               -       1,277      4,649
 Cancellation of treasury stock                                                -         120          -
 Distributions to shareholders                                                 -     (48,118)    (3,939)
                                                                    -----------------------------------
Net cash provided by (used in) financing activities                      171,719      (7,604)      (438)
                                                                     ----------------------------------
Increase (decrease) in cash and cash equivalents                          (1,322)      1,390     (1,195)
Cash and cash equivalents at beginning of year                             2,551       1,161      2,356
                                                                    -----------------------------------
Cash and cash equivalents at end of year                               $   1,229    $  2,551    $ 1,161
                                                                    ===================================



                            See accompanying notes.

                              FOUNTAIN VIEW, INC.

                             (Dollars in thousands)

                                                                           Year ended December 31,
                                                                          1998        1997       1996
                                                                    ------------------------------------
Noncash activity:

Additional paid-in-capital relating to debt forgiveness                $       -    $      -     $2,135

Stock purchase in exchange for note receivable                             2,540           -          -

Conversion of stock into paid in capital                                       2           -          -

Details of purchase business combination:
 Fair value of assets acquired                                         $ 374,016    $      -     $    -
 Less:  Liabilities assumed                                             (219,131)          -          -
                                                                    -----------------------------------
 Cash paid for acquisition                                               154,885           -          -
 Less:  Cash acquired from Summit                                         (1,364)          -          -
                                                                    -----------------------------------
 Net cash paid for acquisition                                         $ 153,521    $      -     $    -
                                                                    ===================================



                            See accompanying notes.

                              FOUNTAIN VIEW, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1998


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

The Company acquired Summit Care Corporation ("Summit") on March 27, 1998 (see
Note 3). The Summit operation consisted of 36 SNFs, five ALFs and three institutional pharmacies. The acquisition has been accounted for under the purchase method and, as such, the accompanying financial statements include the results of Summit's operations from the acquisition date.

2. Fountain View Equity Transactions

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

Under the terms of the Fountain View Equity Transactions, Heritage Fund II, L.P. ("Heritage") invested $14.0 million in cash in Fountain View in exchange for all of the Company's preferred stock with a liquidation value of $7.0 million and 99,950 shares of the Company's Common Stock Series A-2. The controlling shareholders at the same time contributed all of their healthcare assets, except for owned real estate, to Fountain View in exchange for 53,850 shares of the Company's Common Stock Series A-1 and 46,200 shares of the Company's Common Stock Series A-3. Concurrent with the exchange of shares, Fountain View obtained bank financing totaling $31.0 million, the proceeds of which along with the $14.0 million invested by Heritage were used to fund a distribution of $43.7 million of cash to the controlling shareholders and pay $1.3 million in transaction costs.

Since the controlling shareholders maintained a controlling financial interest in Fountain View, a change in control was not deemed to have occurred upon the consummation of the Fountain View Equity Transactions. Therefore, the Fountain View Equity Transactions were treated as a reorganization/merger of companies under common control, with no step-up in basis of the assets of Fountain View.

3. Acquisition of Summit Care Corporation

On February 6, 1998, Fountain View entered into an Agreement and Plan of Merger providing for the acquisition of Summit by Fountain View at a price of $21.00 per share. Approximately 99% of the shares of Summit were purchased for approximately $141.8 million at the closing of the Tender Offer on March 27, 1998.

In order to consummate the purchase of the Summit shares in the Tender Offer and to refinance Fountain View's existing debt, Fountain View entered into a term loan agreement for borrowings of $32.0 million and a credit facility of approximately $62.7 million. Fountain View amended its certificate of incorporation to provide for: (i) 3.0 million shares of Common Stock designated as 1.5 million shares of Series A Common Stock, 200,000 shares of Series B Non-Voting Common Stock, 1.3 million shares of Series C Common Stock; and (ii) 1.0 million shares of Preferred Stock, 200,000 of which are designated Series A Preferred Stock. In addition, Fountain View raised approximately $97.0 million of new equity investments in the amounts of $90.6 million from Heritage and certain other co-investors, $5.0 million combined from Mr. Robert Snukal, Fountain View's Chief Executive Officer, and Mrs. Sheila Snukal, Fountain View's Executive Vice President, and $1.4 million from Mr. William Scott, Summit's Chairman and Chief Executive Officer.

Concurrent with the Merger becoming effective, Fountain View entered into a new $30.0 million revolving credit facility, an $85.0 million term-loan facility, and successfully completed a Senior Subordinated Note Offering providing for borrowings of $120.0 million. Heritage's equity investment included $15.0 million for 15,000 shares of Series A Preferred Stock of Fountain View that entitles them to a dividend at the time of a liquidity event calculated to achieve a 12% annual rate of return, as well as warrants to purchase 71,119 shares of Fountain View's Series C Common Stock. These funds were used to consummate the purchase of Summit's remaining shares, refinance all then existing Fountain View indebtedness, as described above, and Summit indebtedness (except for capital lease and mortgage obligations) totaling $107.8 million, redeem all outstanding options for Summit shares, and pay certain fees, expenses, and other costs arising in connection with such transactions.

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

On October 6, 1998, the Company amended its $85.0 million term loan credit agreement with the bank extending $5.0 million of additional mortgage refinancing loans to the Company. The Company used the proceeds to finance the exercise of capital lease purchase options on two skilled nursing facilities in Texas.

4. Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Net Revenue

Approximately 60 percent, 56 percent and 52 percent of the Company's revenues in the years ended December 31, 1998, 1997 and 1996, respectively, were derived from funds under federal Medicare and state Medicaid assistance programs, the continuation of which are dependent upon governmental policies. These revenues are based, in certain cases, upon cost reimbursement principles and are subject to audit. Revenues are recorded on an accrual basis as services are performed at their estimated net realizable value. Differences between final settlement and estimated net realizable value accrued in prior years are reported as adjustments to the current year's net revenues.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with an original or remaining maturity of three months or less when purchased. The Company places its temporary cash investments with high credit quality financial institutions.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market and are included in other current assets in the accompanying consolidated financial statements.

Property and Equipment

Depreciation and amortization (straight-line method) is based on the estimated useful lives of the individual assets as follows:

Buildings and improvements                       15-40 years
Leasehold improvements                           Shorter of lease term or estimated useful life, generally 5-10 years.
Furniture and equipment                          3-10 years.

Amortization of property and equipment under capital leases is included in depreciation and amortization expense. For leasehold improvements, where the Company has acquired the right of first refusal to purchase or to renew the lease, amortization is based on the lesser of the estimated useful lives or the period covered by the right.

Intangible Assets

Goodwill, which represents the excess of the purchase price over the net assets acquired, substantially relates to the purchase of Summit and is being amortized over 35 years using the straight-line method. Goodwill at December 31, 1998 was $61,949,000 less accumulated amortization of $3,260,000.

Deferred financing costs substantially relate to the Term Loan Facility and issuance of the Senior Subordinated Notes (Note 7) and are being amortized over the maturity periods using an effective interest method. Deferred financing costs at December 31, 1998 were $13,163,000 less accumulated amortization of $1,202,000.

Long Lived Assets

The Company believes, based on current circumstances, that there are no indicators of impairment to its long-lived assets, and the Company presently has no expectations for disposing of any long-lived assets.

Accounting for Stock-Based Compensation

In 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), was issued which, if elected, would require companies to use a new fair value method of valuing stock-based compensation plans. The Company has elected to continue following present accounting rules under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" which uses an intrinsic value method and often results in no compensation expense. In accordance with SFAS 123, the Company has provided pro forma disclosure of what net income would have been had the new fair value method been used. See Note 14.

Recent Accounting Pronouncements

In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 129, "Disclosure of Information about Capital Structure," ("SFAS No. 129"), which consolidates the existing guidance relating to an entity's capital structure. The standard is effective for fiscal years beginning after December 15, 1997. The required capital structure disclosures include liquidation preferences of preferred stock, information about pertinent rights and privileges of the outstanding equity securities and the redemption amount of all issues of capital stock that are redeemable at fixed or determinable prices on fixed or determinable dates. All required disclosures have been made in the accompanying consolidated financial statements.

In 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes standards for the reporting of comprehensive income and its components in a full set of general purpose financial statements. The standard is effective for fiscal years beginning after December 15, 1997. Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. SFAS 130 uses the term comprehensive income to describe the total of all components of comprehensive income, that is, net income plus other comprehensive income. Other comprehensive income items include unrealized gains and losses on available-for-sale securities; foreign currency translation adjustments; changes in the market value of certain futures contracts; and changes in certain minimum pension liabilities. Fountain View has no items of other comprehensive income in the periods reported, and, therefore, comprehensive income is equal to net income, as reported.

In 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which is effective for fiscal years ending after December 15, 1997. SFAS 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements. The Company has identified its business segments to be nursing services, therapy services and pharmacy services. See Note 16.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The Company expects to adopt SFAS 133 effective January 1, 2000. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of SFAS 133 will have a significant effect on its results of operations or financial position. The Company has no derivatives as of December 31, 1998.

5. Proforma Financial Results

The following table sets forth the proforma unaudited results of operations for the years ended December 31, 1998 and 1997, assuming the purchase 0f Summit had been consummated as of January 1, 1997 (in thousands):

                                                                              Year Ended December 31,
                                                                            1998                  1997
                                                                  -------------------------------------------

Net revenues                                                                   $277,061              $287,144
Loss before provision for income taxes and extraordinary item                    (5,144)               (7,296)
Net loss                                                                         (4,212)               (4,504)

6. Fair Values of Financial Instruments

The following methods and assumptions were used by the Company in estimating fair market value (in thousands):

Cash and Cash Equivalents, Accounts Receivable, Accounts Payable and Accrued Liabilities, and Employee Compensation and Benefits

The carrying amounts for these items approximate their fair value due to the short maturity of these instruments.

Notes Receivable (Including Current Portion)

The carrying value of the notes receivable approximates its fair value since the interest rates approximate those currently being offered for notes with similar terms to borrowers of similar credit quality.

Long-term Debt (Including Current Portion)

The fair market value of the $120.0 million Senior Subordinated Notes approximates $105.6 million based on the trading price of the notes as of December 31, 1998. The carrying value of the remaining debt approximates its fair market value since the interest rate of such debt approximates the Company's incremental borrowing rate.

7. Long-term Debt

Long-term debt consists of the following (in thousands):

                                                                                              December 31,
                                                                                        1998               1997
                                                                                    ---------------------------------
Senior Subordinated Notes, at 11  1/4 % per annum, interest only payable
 semi-annually, principal due 2008, unsecured.                                           $120,000             $     -
$90 million Term Loan Facility, interest based on LIBOR plus the applicable margin, principal due in quarterly installments from June 1999 to December
 2003, secured by all tangible and intangible assets.                                      90,000                   -
$30 million Revolving Credit Facility, interest based on LIBOR plus the
 applicable margin, principal due April 2004, secured by all tangible and                  18,661                   -
 intangible assets.
$30 million Term Loans due in 2002 through 2004, payable in quarterly installments, including interest based on LIBOR plus the applicable
 margin, secured by accounts receivable and equipment.                                          -              29,925
Present value of capital lease obligations at effective interest rates from
 8.4% to 9.0%, secured by property and equipment with a book value of
 approximately $25,416 at December 31, 1998.                                               12,565                   -
Mortgage and other notes payable, fixed interest rates from 7.75% to 9.0%, due in various monthly installments through January 2026, secured by property and equipment with a book value of approximately $9,292 at
 December 31, 1998.                                                                         5,311                   -
Promissory note, effective interest rate of 7% due in October 2001, secured by the leasehold interest in a nursing care center, with a book value of
 approximately $3,870 at December 31, 1998.                                                 1,354                   -
Mortgage note payable, at LIBOR plus 2.95% (8.0% at December 31, 1998) due in equal monthly principal installments through March 2001, secured by property and equipment with a book value of approximately $5,056 at
 December 31, 1998.                                                                           997                   -



Other                                                                                           -                 151
                                                                                    ---------------------------------
                                                                                          248,888              30,076
Less current maturities                                                                     4,735               1,741
                                                                                    ---------------------------------
                                                                                         $244,153             $28,335
                                                                                    =================================

Senior Subordinated Notes

In April 1998, the Company successfully completed a Senior Subordinated Note Offering for an aggregate principal amount of $120.0 million, with an interest rate of 11 1/4 % due in 2008. Interest is payable semiannually in April and October of each year, commencing October 1998. The notes constitute general, unsecured obligations of the Company, subordinate to all Senior debt.

Term Loan Facility

In April 1998, the Company entered into a term loan facility in the aggregate principal amount of $85.0 million payable in installments with a final maturity on March 31, 2004. The loans bear interest at LIBOR plus an applicable margin between 1.75% and 2.75% depending on certain financial ratios. At December 31, 1998, the margin was 2.75%. In October 1998, the Company amended its term loan agreement extending $5.0 million of an additional mortgage refinancing loan to the Company. The loan bears interest at LIBOR plus the applicable margin as described above plus an additional 0.5% and matures in March 2004. The Company used the proceeds to finance the exercise of capital lease purchase options on two skilled nursing facilities in Texas.

Revolving Loan Facility

In April 1998, the Company entered into a revolving credit facility of $30.0 million maturing April 2004. Borrowings bear interest at LIBOR plus an applicable margin. At December 31, 1998, the margin was 2.75% and the unused portion of the line was $11,339,000.

The term loan and revolving loan facilities, collectively known as the "Bank Credit Facility", contain a perfected first lien on all of the Company's assets, both tangible and intangible. The Bank Credit Facility also contains usual and customary covenants including certain financial covenants, including a minimum fixed charge ratio, a maximum leverage ratio and a minimum net worth test. The Company was not in compliance with certain financial covenants at December 31, 1998. The covenants were amended by the bank group in March 1999. After the amendment, the Company was in compliance with all financial covenants, and the Company anticipates it will be in compliance during 1999.

During the year ended December 31, 1998, the Company recognized an extraordinary charge of $517,000 (net of a $344,000 income tax benefit) associated with prepayment penalties incurred on the early extinguishment of debt.

Property and equipment includes the following amounts for leases which have been capitalized (in thousands):

                                                                  December 31,
                                                                     1998
                                                             -------------------

Land and land improvements                                               $ 1,767
Buildings and leasehold improvements                                      22,714
Furniture and equipment                                                    1,585
                                                                       ---------
                                                                          26,066
Less accumulated amortization                                               (650)
                                                                       ---------
                                                                         $25,416
                                                                       =========

Future maturities of long-term debt and capital lease obligations are as follows (in thousands):

1999                                       $  4,735
2000                                         13,157
2001                                         19,179
2002                                         22,286
2003                                         32,882
Thereafter                                  156,649
                                          ---------
                                           $248,888
                                          =========

Interest payments were $14,673,000, $1,105,000, and $307,000 in 1998, 1997, and
1996, respectively.

8. Income Taxes

The provision (benefit) for income taxes including $344,000 attributable to the extraordinary item in 1998, consists of the following (in thousands):

                                                                               Year Ended December 31,
                                                                    1998                 1997                1996
                                                          --------------------------------------------------------------
Federal:
 Current                                                     $               -               $1,004    $               -
 Deferred                                                                 (789)                (722)                   -
State:
 Current                                                                     -                  282                   78
 Deferred                                                                 (287)                (203)                   -
                                                          --------------------------------------------------------------
                                                                        (1,076)                 361                   78
Charge in lieu of income taxes for S-Corporation                             -                1,590                1,493
                                                          --------------------------------------------------------------
                                                                       $(1,076)              $1,951               $1,571
                                                          ==============================================================

A reconciliation of the provision (benefit) for income taxes with the amount computed using the federal statutory rate is as follows (in thousands):

                                                                               Year Ended December 31,
                                                                    1998                 1997                1996
                                                          --------------------------------------------------------------

Federal rate (34%)                                                     $(1,348)              $1,902               $1,324
State taxes, net of federal tax benefit                                   (205)                 336                  234
Goodwill amortization                                                      501                   84                    -
Other, net                                                                 (24)                  (4)                  13
Establishment of deferred taxes due to conversion from
 S-Corporation to C-Corporation                                              -                 (367)                   -
                                                          --------------------------------------------------------------
                                                                       $(1,076)              $1,951               $1,571
                                                          ==============================================================

Deferred income taxes result from temporary differences between the tax basis of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Temporary differences are primarily attributable to reporting for income tax purposes the excess of book over tax depreciation due to purchase accounting adjustments, allowance for uncollectible accounts, accrued expenses and accrued vacation benefits. The December 31, 1998 deferred tax liabilities increased significantly due to the recording of deferred taxes associated with the purchase accounting basis step-up of assets related to the acquisition of Summit.

Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                                                      December 31,
                                                                       1998                                   1997
                                                       ------------------------------------------------------------------------
                                                                            Non-                                    Non-
                                                             Current      Current                    Current      Current
                                                       ---------------------------------       --------------------------------
Deferred tax assets:
 Vacation and other accrued expenses                            $ 2,721    $           -                   $264   $           -
 Allowance for uncollectible accounts                             5,164                -                    506               -
 Professional liability accrual                                   1,775                -                      -               -
 Net operating loss carryforward                                      -            4,745                      -
 State taxes                                                          -                -                    157               -
 Other                                                              648              640                      -               -
                                                       ---------------------------------       --------------------------------
Total deferred tax assets                                        10,308            5,385                    927               -
Deferred tax liabilities:
 Tax over book depreciation                                           -          (10,432)                     -               1
 Step-up of assets acquired                                           -          (23,857)                     -               -
 Other                                                             (332)            (883)                     -               -
                                                       ---------------------------------       --------------------------------
Total deferred tax liabilities                                     (332)         (35,172)                     -               1
                                                       ---------------------------------       --------------------------------
Net deferred tax assets (liabilities)                           $ 9,976         $(29,787)                  $927              $1
                                                       =================================       ================================

Total income tax payments during 1998, 1997 and 1996 were $1,218,000, $8,000 and $30,000, respectively.

As of December 31, 1998, the Company has federal net operating loss carryforwards of $12,900,000 which begin to expire in 2012. $5,152,000 of the federal loss carryforwards are subject to the separate return limitation year ("SRLY") provisions.

Charge in Lieu of Income Taxes and S-corporation Status

Prior to the Fountain View Equity Transactions, most of the individually owned corporations were taxed as cash basis S-Corporations. Included in the consolidated statements of income for 1997 and 1996 are pro forma charges in lieu of income taxes to indicate what the tax provision would have been had the Company been taxed as a C-Corporation for 1997 and 1996.

In connection with the Fountain View Equity Transactions, the controlling shareholders elected to make a Section 338(h)(10) election (the "Election"). Since the corporations which comprised the predecessor organization were owned individually by the controlling shareholders, and most of the corporations had previously elected to be taxed as cash basis S-Corporations, upon the Election, the cash basis S-Corporations incurred taxable income to the extent of any receivables and payables not previously recognized in the S-Corporation tax returns. The controlling shareholders, and not the Company, are responsible for the taxes due as a result of the Election.

9. Leases

The Company leases certain of its facilities and equipment under noncancelable operating leases. The leases generally provide for payment of property taxes, insurance and repairs, and have rent escalation clauses based upon the consumer price index or annual per bed adjustments.

The future minimum rental payments under noncancelable operating leases that have initial or remaining lease terms in excess of one year as of December 31, 1998 are as follows (in thousands):

                                                               Related Party           Other               Total
                                                          ------------------------------------------------------------

1999                                                                   $ 1,793             $ 4,895             $ 6,688
2000                                                                     1,793               4,517               6,310
2001                                                                     1,793               4,231               6,024
2002                                                                     1,793               4,136               5,929
2003                                                                     1,793               3,742               5,535
Thereafter                                                              24,350              13,627              37,977
                                                          ------------------------------------------------------------
                                                                       $33,315             $35,148             $68,463
                                                          ============================================================

10. Commitments and Contingent Liabilities

Litigation

As is typical in the health care industry, the Company has experienced an increasing trend in the number and severity of litigation claims asserted against the Company. In addition, there has been an increase in governmental investigations of long-term care providers. While the Company believes that it provides quality care to its patients and is in compliance with regulatory requirements, a legal judgment or adverse governmental investigation could have a material negative effect on the Company. See Note 17.

From time to time, the Company has been a party to professional liability claims and other litigation arising in the ordinary course of business. In the opinion of management, any liability beyond amounts covered by insurance and the ultimate resolution of all pending legal proceedings will not have a material adverse effect on the Company's financial position or results of operations.

Regulatory Matters

Laws and regulations governing the Medicare program are complex and subject to interpretation. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. Compliance with such laws and regulations can be subject to future governmental review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs.

Insurance Coverage

Fountain View maintains general and professional liability coverage, employee benefits liability, property, casualty, directors and officers, inland marine, crime, boiler and machinery coverage, health, automobile, employment practices liability, earthquake and flood, workers' compensation and employers' liability. The Company believes that its insurance programs are adequate.

Workers' Compensation. Fountain View's policy for workers' compensation for the original Fountain View facilities is a fully insured program for its California employees. Fountain View's policy for the former Summit facilities for its California and Arizona employees covers claims in excess of $250,000 per occurrence and for annual aggregate claim amounts in excess of $986,000. Texas employees are covered by a policy for employer's excess and occupational indemnity for risks in excess of $150,000 up to $1,000,000 per occurrence with no annual aggregate stop loss. Included in accounts payable and accrued liabilities is an actuarially determined amount to accrue for Fountain View's self-insured occurrence basis risk under its workers' compensation policies.

Professional Liability. Fountain View's skilled nursing services subject it to liability risk. Malpractice claims may be asserted against the Company if its services are alleged to have resulted in patient injury or other adverse effects, the risk of which is greater for higher-acuity patients, such as those receiving specialty and sub-acute services, than for traditional long-term care patients. Fountain View has from time to time been subject to malpractice claims and other litigation in the ordinary course of business. While the Company believes that the ultimate resolution of all pending legal proceedings will not have a material adverse effect on the Company's financial condition, there can be no assurance that future claims will not have such an effect on the Company. Fountain View's policy for general and professional liability coverage for the original Fountain View facilities is a per occurrence policy and has limits of $1,000,000 per occurrence and $3,000,000 in the aggregate per year and carries no deductible except for employee benefits liability coverage, which carries a $1,000 deductible per claim. In addition, Fountain View has a per occurrence umbrella policy which provides additional insurance limits of $10,000,000 per occurrence and $10,000,000 in the aggregate per year with a self-insured retention of $10,000 per occurrence over its primary general, professional, automobile and employers' liability coverage policies. Fountain View's policy for general and professional liability coverages for the former Summit facilities is a claims-made policy and has limits of $500,000 per occurrence and $1,000,000 in the aggregate per year and carries a self-insured retention of $100,000 per occurrence and a $700,000 annual aggregate loss limit. In addition, for former Summit facilities, it has a claims-made umbrella policy which provides additional insurance of $8,500,000 per occurrence and $8,500,000 in the aggregate per year over its primary general and professional policy, its automobile liability policy and its employer liability policy, for a combined coverage of $9,500,000. Included in accounts payable and accrued liabilities is an actuarially determined amount to accrue for Fountain View's self-insured occurrence basis risk under its professional liability policy.

Locomotion Indemnification

Locomotion Therapy, Inc. ("Locomotion"), the Company's wholly-owned rehabilitation services subsidiary, provides physical, occupational and speech therapy services to various unaffiliated skilled nursing facilities. These skilled nursing facilities are reimbursed for the costs of certain of these services from the Medicare Program. Locomotion has indemnified these skilled nursing facilities from potential disallowances of these services. The accompanying financial statements do not include an estimate of these potential disallowances as management has concluded that they are not determinable.

11. Stockholders' Equity

Stockholders Agreement

In connection with the Fountain View Equity Transactions, the controlling shareholders and Heritage which owned all of the preferred stock and all of the Series A-2 common stock, consummated a Shareholders Agreement ("the Agreement"). Under the Agreement, each of the parties had certain rights and obligations. In connection with the Summit acquisition on March 27, 1998, the Shareholder Agreement was terminated.

On March 27, 1998, a new Stockholders Agreement was executed in conjunction with an Investment Agreement. The Investment Agreement outlined the restructuring of the stock ownership of the Company and denoted the cash or other consideration required for the respective owners' common shares. The Stockholders Agreement establishes the composition of the Board of Directors, establishes restrictions on the transfer of these common shares and contains a termination clause in the event of an initial public offering.

In conjunction with the execution of the above agreements, the Company issued 114,202 shares of Series B Common Stock, in total, to the Chairman, the Chief Executive Officer and the Executive Vice President of the Company (the "Senior Executives"). These shares may be forfeited should a trigger event occur and certain predefined terminal values not be achieved. These terminal values are defined in the Stockholders Agreement and increase through the passage of time. Upon any such forfeiture, the Company will pay the holder of those shares an amount equal to the purchase price of $.10 per share. These shares are treated as compensatory stock options for financial reporting purposes and compensation expense will be recorded upon the achievement of a trigger event, when the number of shares retained by the Senior Executives are known. Compensation will be measured as the number of shares retained times the fair value of the shares at the measurement date.

Preferred Stock

In connection with the Summit acquisition on March 27, 1998, the Company issued 15,000 shares of Series A Preferred Stock (the "Preferred Stock") to Heritage in exchange for $15 million. The Preferred Stock is subject to mandatory redemption upon an underwritten initial public offering of the Company's common stock on or after May 1, 2010. The Preferred Stock entitles the holder to a dividend at the time of a liquidity event calculated to achieve a 12% annual rate of return. A liquidity event is defined as an underwritten initial public offering or liquidation of the Company. As of December 31, 1998, there is $1,369,999 of undeclared and unpaid dividends on the Preferred Stock.

Warrants

In connection with the Summit acquisition on March 27, 1998, the Company issued 71,119 warrants to purchase the Company's Series C Common Stock at an exercise price of $.01 per share. The warrants are exercisable beginning April 16, 1998 and expire in April 2008. During 1998, 20,742 Warrants were exercised.

Dividend Restrictions

The Company is restricted in its ability to pay dividends on its Common Stock based on certain provisions of its loan agreements.

12. Purchase and Contribution Agreement

In connection with the Fountain View Equity Transactions, the former controlling shareholders agreed to reimburse the Company for any adverse change in cost report settlements for periods prior to the investment of funds by Heritage. The former controlling shareholders also agreed to indemnify the Company from any future liability arising from a certain lawsuit.

13. Stock Option Plan

In August 1998, the Company adopted a stock option plan which provides for the grant of incentive stock options to certain directors, employees and consultants of the Company to purchase up to 49,388 shares of Series C Common Stock, which was considered the fair market value at date of grant. These options represent non-qualified stock options and have an exercise price of $104.61 per share. The options vest 20% on each anniversary of the option grant and are fully vested upon the sale of the Company. No option may be exercised after ten years from the date of the grant. The vesting provisions and other conditions upon which the options are exercisable are determined by the Stock Option Committee or the Board of Directors. During this original granting of options, approximately 26,900 options were granted to employees and consultants of the Company. Options granted to consultants are considered compensatory, and the fair value of the options at date of grant is being expensed over the vesting period.

The following table summarizes activity in the stock option plan:

                                                        Year Ended December 31,
                                                                 1998
                                                 ------------------------------------
                                                                         Weighted
                                                        Number            Average
                                                          of             Exercise
                                                        Shares             Price
                                                 ------------------------------------
Options at beginning of year                                      -          $      -

Changes during year:
 Granted                                                     26,900            104.61
 Exercised                                                        -                 -
 Canceled                                                         -                 -
                                                 ------------------
Options outstanding at end of year                           26,900            104.61
                                                 ==================
Options exercisable at end of year                                -            104.61
Options available for grant at end of year                   22,488

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") which uses an intrinsic value method and, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, results in no compensation expense. However, pro forma information regarding net income is required by Statement of Financial Accounting Standards No. 123, "Accounting and Disclosure of Stock-Based Compensation" ("SFAS 123"), and, in the following disclosure, has been determined as if the Company had accounted for its stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a minimum value option pricing model with the following weighted average assumptions for the year ended December 31, 1998: risk-free interest rates of 4.75%; dividend yields of zero percent; and a weighted average expected life of the options of ten years. The weighted average fair value per share of options granted during the year was $39.55 for the year ended December 31, 1998. The weighted average remaining contractual life of these options is approximately ten years.

Because the Company's stock options have characteristics significantly different from those options used in the minimum value option pricing model, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The effects of providing pro forma disclosure are not likely to be representative of the effects on reported net income for future years. The Company's pro forma net loss for the year ended December 31, 1998, given the effect of the fair value method, is $2,960,000.

15. Material Transactions with Related Entities

Leased Facilities

The Company's Chief Executive Officer and his wife, an Executive Vice President of the Company, own the real estate for four of the Company's leased facilities. Such real estate has not been included in the financial statements for any of the years presented herein since such real estate was excluded from the Fountain View Equity Transactions discussed in Note 2. Lease payments to the these related parties under operating leases for these facilities totaled $1,776,000, $1,771,000, and $1,776,000 and for the years ended December 31, 1998, 1997 and 1996, respectively.

Medical Supply Company

The Company's Executive Vice President, who is also the wife of the Company's Chief Executive Officer, owns approximately 33% of a medical supply company that provides supplies to the Company. Payments to the medical supply company totaled $478,000, $251,000, and $76,000 for the years ended December 31, 1998, 1997 and
1996, respectively.

Note Receivable

The Company has a limited recourse promissory note receivable from the Chairman in the amount of $2,540,000 with an interest rate of 5.7%. The Note is due and payable on the earlier of April 15, 2007 or the sale by the Chairman of 20,000 shares of the Company's common stock pledged as security for the note. The Company has recourse for payment up to $1.0 million of the principal amount of the note.

16. Business Segments

The Company has three reportable segments: nursing services, therapy services, and pharmaceuticals. The nursing services are provided by 44 SNFs that offer sub-acute, rehabilitative and specialty medical skilled nursing care, as well as six ALFs that provide room and board and social services in a secure environment. Therapy services include ancillary services such as physical, occupational and speech therapy provided in Fountain View-operated facilities, unaffiliated facilities and acute care hospitals. Pharmaceuticals are provided by three institutional pharmacies (one of which is a joint venture), which serve acute care hospitals as well as SNFs and ALFs, both affiliated and unaffiliated with Fountain View.

The Company evaluates performance and allocates resources based on an efficient and cost-effective operating model which maximizes profitability and the quality of care provided across the Company's entire facility network. Certain of Fountain View's facilities are leased, under operating leases, and not owned. Accordingly, earnings before interest, taxes, depreciation, amortization, rent and extraordinary items is used to determine and evaluate segment profit or loss. Corporate overhead is not allocated for purposes of determining segment profit or loss, and is included, along with the Company's DME subsidiary in the "all other" category in the selected segment financial data that follows. Goodwill and deferred financing costs are also not allocated for purposes of determining segment assets and are included in the "all other" category. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are recorded at the Company's cost plus standard mark-up; intersegment profit and loss has been eliminated in consolidation. The Company's reportable segments are business units that offer different services and products. The reportable segments are each managed separately due to the nature of the services provided or the products sold.

The following table sets forth selected financial data by business segment (in thousands):

Selected Financial Data:

                                                  Nursing         Therapy             Pharma-
                                                 Services        Services            ceuticals     All Other         Totals
                                            ------------------------------------------------------------------------------------
Year Ended December 31, 1998:
Revenues from external customers                    $196,392         $12,369            $14,378         $     4         $223,143
Intersegment revenues                                      -           9,920              4,226           3,168           17,314
                                            ------------------------------------------------------------------------------------
 Total revenues                                     $196,392         $22,289            $18,604         $ 3,172         $240,457
                                            ====================================================================================

Segment profit (loss)                               $ 34,925         $ 3,144            $ 2,776         $(8,389)        $ 32,456

Segment assets                                       325,726           3,919             15,642          72,322          417,609
Capital expenditures                                   6,806             103                 20             725            7,654

                                                  Nursing         Therapy      Pharma-
                                                 Services        Services      ceuticals             All Other         Totals
                                            ------------------------------------------------------------------------------------
Year Ended December 31, 1997:

Revenues from external customers                     $49,835         $17,954   $           -            $   116          $67,905
Intersegment revenues                                                  1,910               -              2,836            4,746
                                            ------------------------------------------------------------------------------------
 Total revenues                                      $49,835         $19,864   $           -            $ 2,952          $72,651
                                            ====================================================================================

Segment profit (loss)                                $ 8,534         $ 2,923   $           -            $   243          $11,700

Segment assets                                        20,776           8,557               -             (1,079)          28,254
Capital expenditures                                   2,431              69               -                 70            2,570

Year Ended December 31, 1996:

Revenues from external customers                     $43,648         $15,784   $           -      $           -          $59,432
Intersegment revenues                                                  1,027               -                  -            1,027
                                            ------------------------------------------------------------------------------------
 Total revenues                                      $43,648         $16,811   $           -      $           -          $60,459
                                            ====================================================================================

Segment profit (loss)                                $ 6,984         $ 1,790   $           -            $  (122)         $ 8,652

Segment assets                                        16,044           8,027               -                710           24,781
Capital expenditures                                   1,793              20               -                  3            1,816

                                                                                 Year Ended December 31,
                                                                     1998                1997                 1996
                                                            -------------------------------------------------------------
Revenues:

External revenues for reportable segments                              $223,143             $67,905               $59,432
Intersegment revenues for reportable segments                            17,314               4,746                 1,130
Elimination of intersegment revenues                                    (17,314)             (4,746)               (1,130)
                                                            -------------------------------------------------------------
Total consolidated revenues                                            $223,143             $67,905               $59,432
                                                            =============================================================

                                                                                      December 31,
                                                                     1998                1997                 1996
                                                            -------------------------------------------------------------
Assets:

Total assets for reportable segments                                   $417,609             $28,254               $24,781
Elimination of intercompany receivables                                  (5,881)             (2,313)                 (659)
                                                            -------------------------------------------------------------
Total consolidated assets                                              $411,728             $25,941               $24,122
                                                            =============================================================

17. Loss Lease

In December 1998, one of the Company's SNFs was decertified from the Medicare and Medicaid Programs as a result of surveys conducted by the California Department of Health Services. The facility continued to receive payments for services provided to its Medicare and Medicaid patients for an additional 30 days at which time the Company received a temporary restraining order to prohibit the decertification of this facility from the Medicare and Medicaid Programs. This temporary restraining order expired in February 1999 and was not renewed. The Company is both appealing this issue and proceeding with the steps required to reinstate the a provider agreement for the Medicare and Medicaid Programs.

This facility is operating under a lease agreement which expires in August 1999, at which time, the Company has a unilateral option to renew the lease. At December 31, 1998, the Company has recorded a loss on this lease in the amount of $1,733,000. This amount represents the estimated loss of operating this facility through August 1999 and includes probable fines and associated legal costs.

18. Defined Contribution Plan

As of December 31, 1998, the Company sponsors two defined contribution plans covering substantially all employees who meet certain eligibility requirements. Under the plan for the original Fountain View facilities, employees can contribute up to 15% of their annual compensation. For the former Summit facilities, employees can contribute up to 15% of their annual compensation, and through July 31, 1998, the Company matched 50% of the former Summit employees contribution up to a maximum of 4% of the employee's total annual compensation. On August 1, 1998, the Company match was discontinued. The total expense under the plan was $156,000 in 1998 ($0 in 1997 and 1996).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants or disagreements with accountants on accounting and financial disclosure matters.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The directors and executive officers of the Company are:

                Name                                       Position(s)                                 Age
----------------------------------------------------------------------------------------------------------------
William C. Scott                       Director and Chairman                                                  62
Robert M. Snukal                       Director, Chief Executive Officer and President                        56
Sheila S. Snukal                       Director, Executive Vice President and Chief                           55
                                        Operating Officer
Paul C. Rathbun                        Chief Financial Officer                                                39
Keith Abrahams                         President, Locomotion Therapy, Inc. and On-Track                       39
                                        Therapy Center, Inc.
Michael H. Martel                      Senior Vice PresidentTexas and Arizona Operations                      37
Michel Reichert                        Director                                                               48
Michael F. Gilligan                    Director                                                               43
Peter Z. Hermann                       Director                                                               44
Mark J. Jrolf                          Director                                                               34
Boone Powell, Jr.                      Director                                                               62

William C. Scott became a Director and Chairman upon the closing of the acquisition of Summit on March 27, 1998. Mr. Scott previously served as Chief Executive Officer of Summit since May 1994 and Chairman of the Board of Summit since December 1995. Mr. Scott served as President of Summit from December 1985 until January 1996 and held the office of Chief Operating Officer from December 1985 until May 1994. Mr. Scott served as Senior Vice President of Summit Health Ltd., Summit's former parent company, from December 1985 until its acquisition by OrNda Health Corp. in April 1994 and previously was a partner with Arthur Andersen & Co.

Robert M. Snukal became a Director, Chief Executive Officer and President on August 1, 1997, upon the consummation of Fountain View Equity Transactions. For the preceding five years, Mr. Snukal had served as a Director and President of each of Fountain View's subsidiaries, which were owned directly by Mr. Snukal and Mrs. Snukal during that period. Mr. Snukal is the husband of Sheila S. Snukal and the father-in-law of Keith Abrahams.

Sheila S. Snukal became a Director and Executive Vice President on August 1, 1997, upon the consummation of Fountain View Equity Transactions. For the preceding five years, Mrs. Snukal had served as a Director and Executive Vice President of each of Fountain View's subsidiaries, which were owned directly by Mrs. Snukal and Mr. Snukal during that period. Mrs. Snukal is the wife of Robert
M. Snukal and the mother-in-law of Keith Abrahams.

Paul C. Rathbun joined the Company as Chief Financial Officer effective September 17, 1998. Mr. Rathbun previously served as the Executive Vice President and Chief Financial Officer of Life Care Centers of America, a privately held nursing home chain, from 1995. From 1994 to 1995, Mr. Rathbun served as the chief financial officer of Largo Medical Center/Clearwater Community Hospital. Prior to that, from 1993 to 1994, Mr. Rathbun was a director at Price Waterhouse with responsibilities for the healthcare practice in the state of Florida. He is also a certified public accountant.

Keith Abrahams has been President of Locomotion Therapy, Inc. since 1995. Mr. Abrahams was previously employed as the Chief Financial Officer of Heftel Broadcasting from 1987 to 1992, a radio broadcasting company. He is also a certified public accountant. Mr. Abrahams is the son-in-law of Robert M. Snukal and Sheila S. Snukal.

Michael H. Martel assumed the role of Senior Vice PresidentTexas and Arizona Operations in June 1998. Mr. Martel previously served as Senior Vice President-Marketing of the Company from April 1998 and as Senior Vice President Marketing of Summit from March 1995 to April 1998. Prior to joining Summit, Mr. Martel was Vice PresidentMarketing for Arbor Health Care Company from August 1992 to March 1995. Mr. Martel served as Regional Director of Marketing for the acute care rehabilitation division of National Medical Enterprises from April 1988 to August 1992.

Michel Reichert has been a Director of the Company since August 1, 1997. Since 1994, Mr. Reichert has been a Managing General Partner of Heritage Partners, Inc., a Boston-based private investment firm. Prior to 1994, Mr. Reichert was a Managing Director of BancBoston Capital Inc., a private investment firm.

Michael F. Gilligan became a Director of the Company immediately prior to the consummation of the Tender Offer on March 27, 1998. Since December 1993, Mr. Gilligan has been a General Partner of Heritage Partners, Inc., a Boston-based private investment firm. Prior to 1994, Mr. Gilligan was a Director of BancBoston Capital Inc., a private investment firm.

Peter Z. Hermann became a Director of the Company immediately prior to the consummation of the Tender Offer on March 27, 1998. Since January 1994, Mr. Hermann has been a General Partner of Heritage Partners, Inc., a Boston-based private investment firm. Prior to 1994, Mr. Hermann was a Director of BancBoston Capital Inc., a private investment firm.

Mark J. Jrolf has been a Director of the Company since August 1, 1997. Since February 1997, Mr. Jrolf has served as Partner and Vice President of Heritage Partners, Inc. From September 1996 to January 1997, Mr. Jrolf served as a Vice President of Heritage Partners, Inc. From September 1993 to September 1996, Mr. Jrolf was a consultant with McKinsey & Co. specializing in healthcare.

Boone Powell, Jr. became a Director of the Company in August 1998. Mr. Powell has been President and Chief Executive Officer of Baylor Health Care System and Baylor University Medical Center since 1980.

Executive officers of the Company are appointed by the Board, subject to the provisions of such officers' respective employment agreements. Under the terms of their employment agreements, Mr. Snukal, Mrs. Snukal and Mr. Scott are each employed for a period of five years commencing on March 27, 1998. The employment agreements will automatically renew for up to five additional one year terms unless either the Company or the respective employee provides prior written notice of termination to the other party. The other officers and Directors are elected to serve until their respective successors have been duly elected and qualified or until their earlier resignation or removal.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth compensation for the past three fiscal years for the Company's Chief Executive Officer and the other four most highly compensated executive officers (the "Named Executive Officers").

                                                                                     Long-term
                                                                                    Compensation
                                                                                 Awards Securities
                                                           Annual Compensation       Underlying
                                                                                                         All Other
                                       Fiscal    Salary           Bonus               Options          Compensation
    Name and Principal Position         Year      ($)              ($)                  (#)                 ($)
-------------------------------------------------------------------------------------------------------------------

Robert M. Snukal                         1998   470,843           133,334                  -                 -
President, Chief Executive Officer       1997   298,340           400,000                  -                 -
 and Director                            1996   258,750           696,912                  -                 -


William C. Scott (1)                     1998   293,592                -                   -                 -
Director and Chairman                    1997         -                -                   -                 -
                                         1996         -                -                   -                 -


Sheila S. Snukal                         1998   225,000            83,333                  -                 -
Executive Vice President, Chief          1997   178,125           200,000                  -                 -
 Operating Officer and Director          1996   144,750           327,570                  -                 -


Keith Abrahams                           1998   168,417            70,000                  -                 -
President, Locomotion Therapy, Inc.      1997   150,005           160,000                  -                 -
 and On-Track Therapy, Inc.              1996   150,005           150,000                  -                 -


Michael H. Martel (1)                    1998   115,075                 -                  -                 -
Senior Vice President-Texas and          1997         -                 -                  -                 -
 Arizona Operations                      1996         -                 -                  -                 -

____________________
(1) Mr. Scott and Mr. Martel joined the Company on March 27, 1998.

1998 Stock Option Plan

In August 1998, the Company adopted the 1998 Stock Option Plan (the "Plan").
The Plan provides for the grant of incentive stock options to certain directors, employees and consultants of the Company to purchase up to 49,388 shares of Series C Common Stock of the Company. These options represent non-qualified stock options and have an exercise price of $104.61 per share, which represents the fair market value of Series C Common Stock at date of Plan adoption. The options vest 20% on each anniversary of the option grant and are fully vested upon the sale of the Company.

The following table sets forth the stock options granted to the Named Executive Officers during fiscal 1998:


                                                                                   Potential Realizable Value
                       Number of       Percent of                                  at Assumed Annual Rates of
                      Securities     Total Options     Exercise                    Stock Price Appreciation for
                      Underlying       Granted to       or Base                             Option Term
                        Options       Employees in       Price        Expiration     ---------------------------
Name                  Granted (#)      Fiscal Year     ($/Share)         Date             5%             10%
---------------------------------------------------------------------------------------------------------------
Sheila S. Snukal            6,173             23.0%      $104.61    August 2008        $406,122      $1,029,163

Keith Abrahams              1,976              7.4%      $104.61    August 2008        $130,001      $  329,439

Michael H. Martel           1,976              7.4%      $104.61    August 2008        $130,001      $  329,439

During fiscal 1998, none of the Named Executive Officers exercised stock options issued by the Company.

Employment Agreements

On March 27, 1998, the Company entered into employment agreements with Mr. Snukal, Mrs. Snukal and Mr. Scott.

Each employment agreement provides a term of employment of five years, which will automatically renew for up to five additional one-year terms unless either the Company or the respective employee provides prior written notice of termination to the other party, and specifies a base salary, a bonus range and a package of benefits. Mr. Snukal is employed as Chief Executive Officer, Mrs. Snukal is employed as Executive Vice President and Mr. Scott is employed as Chairman of the Company. The employment agreements provide base salaries for the year ending March 1999 as follows: William C. Scott$450,000; Robert M. Snukal$500,000; and Sheila S. Snukal$225,000. Such base salaries will be subject to cost of living adjustments for each subsequent year. The employment agreements provide for annual bonuses, based upon the achievement of certain financial targets, of up to the following amounts for the year ending March 1999 and each subsequent year: William C. Scott$350,000; Robert M. Snukal$500,000; and Sheila S. Snukal$125,000.

Each employment agreement provides for termination of employment at any time by the Company with or without cause or in the event of the death or disability of the employee. Each of the employment agreements also provides for severance pay upon termination by the Company without cause. The Company must pay the employee his or her base salary as in effect prior to any such termination for the duration of the employee's scheduled employment term (plus an additional $25,000 annually in the case of such termination of both Mr. and Mrs. Snukal). If Mr. Snukal is terminated without cause, Mrs. Snukal may, at her option, deem her employment to have been terminated without cause and receive the severance as described above. No severance will be payable in the event of a termination of employment as a result of death, disability or retirement, or a termination by the employee without good reason or by the Company with cause.

Under the employment agreements, Mr. and Mrs. Snukal and Mr. Scott each agrees not to compete with the Company for the greater of five years after the date of such agreements or three years after termination of employment, subject to certain exceptions. In addition, Mr. and Mrs. Snukal and Mr. Scott each agrees that, for the greater of five years after the date of the employment agreement or two years after termination, he or she will not solicit (i) any person who is, or was within the one-year period immediately prior to termination of the employee's employment with the Company, employed by, a consultant to or associated with the Company or (ii) a recent (within two years) client, customer or supplier to the Company.

On August 12, 1998, the Company entered into an employment agreement with Mr. Rathbun, which provides for a term of employment of five years commencing September 1998. Mr. Rathbun is employed as Chief Financial Officer of the Company. The employment agreement provides a base salary of $250,000, subject to annual cost of living adjustments. The employment agreement provides for annual bonuses of up to $125,000, based upon the achievement of certain financial targets. However, the bonus is limited to $65,000 for the period ending June 30, 1999 based on a June 30 year end. The employment agreement provides for termination of employment at any time by the Company with or without cause or in the event of the death or disability of the employee. The employment agreement also provides for severance pay upon termination by the Company without cause. The Company must pay the employee his base salary and prorated bonus for the duration of six months. Under the employment agreement, Mr. Rathbun agrees that, for the greater of five years after the date of such agreement or two years after termination of employment, he will not solicit (i) any person who is, or was, within the one-year period immediately prior to termination of Mr. Rathbun's employment with the Company, employed by, a consultant to or associated with the Company or (ii) a recent (within two years) client, customer or supplier to the Company.

Director Compensation

Compensation for Directors

The directors of the Company do not currently receive compensation from the Company for their service in such capacity. The directors are reimbursed for their out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors.

Board of Director Interlocks and Insider Participation

During the year ended December 31, 1998, no executive officer of the Company or any of its subsidiaries served as a member of the board of directors or compensation committee (or other board committee performing equivalent functions) of another entity one of whose executive officers served on the Company's Board of Directors.

Determination of Executive Compensation

During the year ended December 31, 1998, the Board of Directors of the Company determined the compensation for Mr. Snukal, Mrs. Snukal and Mr. Scott in accordance with their respective employment agreements dated March 27, 1998. Pursuant to such agreements, each of Mr. Snukal, Mrs. Snukal and Mr. Scott was entitled to a stated annual salary, plus an annual bonus based on the achievement of certain financial targets set forth therein. With respect to the other executive officers of the Company, their compensation during the year ended December 31, 1998 was determined by the Chairman and the Chief Executive Officer.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding ownership of the voting common stock of the Company by (i) each person who beneficially owns more than 5% of the outstanding shares of the Company's voting common stock, (ii) each director of the Company, (iii) each of the executive officers of the Company and (iv) each of the directors and executive officers of the Company as a group. Each of the following stockholders has sole voting and investment power with respect to shares beneficially owned by such stockholder, except to the extent that authority is shared with spouses under applicable law or as otherwise noted.

                                                                                  Number               Percent
           Name                                                                of Shares (1)           of Class
----------------------------------------------------------------------------------------------------------------
Heritage Fund II, L.P. (2)                                                        537,476                 50.2%
Michel Reichert (2)                                                               537,476                 50.2
Michael F. Gilligan (2)                                                           537,476                 50.2
Peter Z. Hermann (2)                                                              537,476                 50.2
Mark J. Jrolf (2)                                                                 537,476                 50.2
Robert M. Snukal (3)                                                              149,484                 14.0
Sheila S. Snukal (3)                                                              149,484                 14.0
Goldman, Sachs & Co. (4)                                                           79,032                  7.4
GS Private Equity Partners, L.P. (4)                                               79,032                  7.4
GS Private Equity Partners Offshore, L.P. (4)                                      79,032                  7.4
PMI Mezzanine Fund, L.P. (5)                                                       59,275                  5.5
Baylor Health Care System (6)                                                      54,999                  5.1
William C. Scott (7)                                                               31,357                  2.9
Keith Abrahams (8)                                                                 16,588                  1.6
All directors and executive officers as a group (10 persons)                      734,905                 68.6

____________________
(1) Number of shares represents the number of shares of Series A Common Stock and Series C Common Stock, which comprise all of the Company's voting stock. It does not include the Series A Preferred Stock and Series B Non-Voting Common Stock. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares as of a given date which such person has the right to acquire within 60 days after such date.

(2) The address of such stockholder is c/o Heritage Partners, Inc., 30 Rowes Wharf, Boston, MA 02110. The shares shown as beneficially owned by Mr. Reichert, Mr. Gilligan, Mr. Hermann and Mr. Jrolf represent 525,633 shares and warrants to purchase 11,843 shares owned of record by Heritage. Each of such persons, through one or more intermediaries may be deemed to control the voting and disposition of the securities owned by Heritage, and accordingly may be deemed to have shared voting and investment power with respect to all shares held by Heritage. However, each of such persons disclaims beneficial ownership of the securities held by Heritage. Heritage has a proxy to vote an additional 474,367 shares held by other stockholders, representing 44.2% of the Company's voting stock, except with respect to matters the effect of which on such other stockholders differs materially and adversely from the effect on Heritage. Heritage, Mr. Reichert, Mr. Gilligan, Mr. Hermann and Mr. Jrolf disclaim beneficial ownership of such shares.

(3) The address of such stockholder is c/o Fountain View, Inc., 2600 West Magnolia Boulevard, Burbank, CA 91505. The shares shown as beneficially owned by Mr. Snukal and by Mrs. Snukal represent an aggregate of 149,484 shares owned jointly by them, and as to which they have shared voting and investment power. Mr. and Mrs. Snukal also own an aggregate of 62,599 shares of the Company's Series B Non-Voting Common Stock.

(4) The address of such stockholder is c/o Goldman, Sachs & Co., 85 Broad Street, New York, NY 10004. Shares shown as beneficially owned by Goldman, Sachs & Co., GS Private Equity Partners, L.P. and GS Private Equity Partners Offshore, L.P. represent 53,393 shares owned of record by GS Private Equity Partners, L.P. and 25,639 shares owned of record by GS Private Equity Partners Offshore, L.P. Each of GS Private Equity Partners, L.P. and GS Private Equity Partners Offshore, L.P. is an affiliate of Goldman, Sachs & Co. and each of such entities disclaims beneficial ownership of the other entity's securities. Goldman, Sachs & Co. disclaims beneficial ownership of the securities owned by such entities.

(5) The address of such stockholder is c/o Pacific Mezzanine Group, 610 Newport Center Dr., Suite 1100, Newport Beach, CA 92660.

(6) The address of such stockholder is 3500 Gaston Avenue, Suite 150, Dallas, TX 75246.

(7) The address of such stockholder is 2600 West Magnolia Boulevard, Burbank, CA 91505. Mr. Scott also owns an aggregate of 51,603 shares of the Company's Series B Non-Voting Common Stock.

(8) The address of such stockholder is c/o Fountain View, Inc., 2600 West Magnolia Boulevard, Burbank, CA 91505. Shares shown as beneficially owned by Mr. Abrahams include 8,294 shares owned by Mrs. Stacy Abrahams, his wife.

Item 13. Certain Relationships and Related Transactions

Investment Agreement

The Company and Robert M. Snukal, Sheila S. Snukal, William C. Scott, Heritage Fund II, L.P., Heritage Investors II, L.L.C., Heritage Fund II Investment Corporation, HFV Holdings, LLC, Nassau Capital Partners II L.P., NAS Partners I LLC, Paribas North America, Inc., Phoenix Home Life Mutual Insurance Company, PMI Mezzanine Fund, L.P., GS Private Equity Partners, L.P., GS Private Equity Partners Offshore, L.P. and Sutro Investment Partners V, LLC (collectively, the "Investors") entered into an Investment Agreement dated March 27, 1998, providing for the issuance by the Company to such stockholders of an aggregate of 15,000 shares of Series A Preferred Stock, 668,065 shares of Series A Common Stock, 114,202 shares of Series B Common Stock and warrants to purchase 71,119 shares of Series C Common Stock. These securities were issued immediately prior to the consummation of the Tender Offer (other than the Series A Preferred Stock, the warrants and certain shares issued to Mr. Scott, which were issued promptly after the Merger). The Investment Agreement specifies the consideration paid by the Investors for the issuance of such Company securities, which includes (i) a new cash investment in an aggregate amount of approximately $82 million, (ii) in the case of Heritage, Mr. Snukal and Mrs. Snukal, the exchange of previously-held stock of Fountain View, and (iii) in the case of Mr. Scott, the issuance by him to the Company of a limited recourse promissory note in the amount of $2,531, with an interest rate of 5.7%, due and payable on the earlier to occur of (A) April 15, 2007, or (B) the sale by Mr. Scott of the 20,000 shares of the Company's common stock pledged as security for the note; the Company has recourse for the payment of up to $1,012 of the principal amount of the note. Pursuant to the terms of the Investment Agreement, Heritage made an additional cash investment of $15.0 million for the purchase of the shares of Series A Preferred Stock and the warrants for shares of Series C Common Stock. On May 4, 1998, Baylor and Buckner purchased certain shares of the Company's Series A Preferred Stock and a portion of the warrants to purchase Series C Preferred Stock from Heritage and signed an agreement to become parties to the Investment Agreement.

Stockholders Agreement

Corporate Governance

On March 27, 1998, the Company and its stockholders entered into a Stockholders Agreement (the "Stockholders Agreement") concurrently with the closing of the Tender Offer. The Stockholders Agreement, which was amended on May 4, 1998, provides that the Company's board of directors (the "Board") will consist of directors nominated as follows: (i) two individuals (but not less than 25% of the total number of directors) will be designated by Mr. Snukal, as long as he continues to hold any shares of the Company's common stock; (ii) one individual will be designated by Mr. Scott, as long as he continues to hold any shares of the Company's common stock; (iii) one individual will be designated by Baylor, as long as it continues to hold any shares of the Company's common stock or any securities convertible into or exercisable for the Company's common stock; and
(iv) all other directors will be designated by the holders of a majority of the shares of common stock of the Company held by Heritage and certain co-investors (which designation is expected to be controlled by Heritage). The Board currently includes 4 of 8 directors designated by Heritage. Under the Stockholders Agreement, each stockholder of the Company has granted Heritage an irrevocable proxy to vote such stockholder's securities of the Company, except with respect to matters the effect of which on such stockholder differs materially and adversely from the effect on Heritage. The practical effect of the grant of the proxy is that Heritage will control the outcome of most matters which come before the stockholders of the Company, except where such matters will result in significant harm to the other stockholders of the Company, but not to Heritage. The purpose of the limitation on Heritage's exercise of the proxy is to protect the other stockholders from Heritage abusing its position of control.

Board vacancies will be filled by a designee of the individual or group who originally designated the vacating director. Each individual or group entitled to designate a director will also be entitled to direct the removal of such director and designate a replacement director.

Special Provisions for Series B Non-Voting Common Stock

Mr. and Mrs. Snukal own an aggregate of 62,599 shares of the Company's Series B Non-Voting Common Stock and Mr. Scott owns 51,603 shares of the Company's Series B Non-Voting Common Stock, all of which were issued to them by the Company for nominal consideration. These shares represent approximately 9.63% of the total number of outstanding shares of the Company's common stock, on a fully-diluted basis. The Stockholders Agreement provides that some or all of the Company's Series B Non-Voting Common Stock will be subject to forfeiture upon a change of control of the Company, an initial public offering of its shares or other similar events (each, a "Trigger Event"), with the precise number of shares forfeited to be determined on a sliding scale based on the value of the Company's common equity at the date of the Trigger Event in relation to certain value targets at various dates in the future. Under this arrangement, the higher the value of the Company at the date of the Trigger Event, the more shares of Series B Non-Voting Common Stock Mr. and Mrs. Snukal and Mr. Scott will retain.

Stock Transfer Restrictions and Rights

The Stockholders Agreement provides for certain transfer restrictions on securities of the Company. The stockholders of the Company who are members of management may not transfer their securities until four years after the consummation of the Tender Offer, except for certain transfers in connection with estate planning, provided that Mr. Snukal may transfer his securities earlier if the Company terminates his employment without cause. See Employment Agreements. The Company and certain stockholders have a right of first refusal on transfers of Company securities by a stockholder, other than estate planning transfers by management, transfers by Heritage and certain transfers to affiliates. If Heritage transfers its securities, other than to its partners, the other stockholders will have the right to participate on a pro rata basis with Heritage in such transfers. Heritage will also have the right to require all other stockholders to transfer a pro rata portion of their shares in a transaction in which Heritage transfers its shares.

Other

The Stockholders Agreement also (i) provides stockholders with pre-emptive rights in the event of certain future issuances of securities by the Company,
(ii) restricts the ability of the Company to issue shares of capital stock having rights senior or on par with those of the Series A Preferred Stock and of the Company's subsidiaries to issue shares of capital stock while any shares of Series A Preferred Stock are outstanding, (iii) limits the amounts of dividends or distributions which the Company may pay with respect to its common stock while the Series A Preferred Stock remains outstanding, and (iv) includes a mechanism to convert all existing shares of common stock into a single series of common stock upon an initial public offering of the Company. The Stockholders Agreement will terminate upon the consummation of an initial public offering by the Company.

Amendment to the Certificate of Incorporation

In connection with the transactions, on March 27, 1998 and May 4, 1998, the Company amended its certificate of incorporation to provide that its authorized capital stock consists of (a) 3,000,000 shares of Common Stock designated as follows: (i) 1,500,000 shares of Series A Common Stock, (ii) 200,000 shares of Series B Non-Voting Common Stock, (iii) 1,300,000 shares of Series C Common Stock and (b) 1,000,000 shares of Preferred Stock, 200,000 of which are designated Series A Preferred Stock. The shares of Series A Preferred Stock are subject to mandatory redemption upon an underwritten initial public offering of the Company's common stock or after May 1, 2010. The certificate of incorporation further provides that, on liquidation of the Company, the holders of Series A Preferred Stock are entitled to receive a liquidation payment. After such payment, the assets of the Company will be divided ratably among the holders of (i) the Series A Common Stock and the Series B Non-Voting Common Stock, on the one hand, and (ii) the holders of the Series C Common Stock, on the other, based on the relative number of shares of Common Stock outstanding and held by such holders, provided that the aggregate number of outstanding shares of Series A Common Stock and Series B Non-Voting Common Stock shall be deemed to be 1,114,202, or, if different, shall be deemed to be the number of shares of Series A Common Stock and Series B Non-Voting Common Stock then outstanding plus any shares of Series B Non-Voting Common Stock previously outstanding but forfeited pursuant to the Stockholders Agreement. All amounts distributable among the Series A Common Stock and the Series B Non-Voting Common Stock will be divided as follows, to the extent of available proceeds: (A) each share of Series A Common Stock will receive $126.53 plus a 22% internal rate of return thereon calculated from March 27, 1998 (the "Series A Common Stock Preference"); (B) each share of Series B Non-Voting Common Stock will receive an amount equal to the Series A Common Stock Preference; and (C) the remaining assets will be distributed ratably among the Series A Common Stock and the Series B Non-Voting Common Stock.

The amendment to the Company's certificate of incorporation also provides that all shares of Company stock outstanding prior to the amendment were reclassified into an aggregate of 331,935 shares of Series A Common Stock.

Registration Rights Agreement

The Company and its stockholders entered into a Registration Rights Agreement (the "Investor Registration Rights Agreement") on March 27, 1998 concurrently with the consummation of the Tender Offer. The Investor Registration Rights Agreement provides that Heritage has the right to require the Company on two occasions to effect the registration of the Company's common stock held by it under the Securities Act and Mr. and Mrs. Snukal have the right to cause the Company to effect one demand registration, each at the Company's expense and subject to certain conditions. Mr. Scott has the right to request inclusion of the Company common stock held by him in any such registration. In addition, all holders of Registrable Securities (as defined in the Investor Registration Rights Agreement) are entitled to request the inclusion of any shares of common stock of the Company in any registration statement at the Company's expense whenever the Company proposes to register any of its common stock under the Securities Act. However, the underwriter managing any such offering or any offering effected pursuant to a demand registration may reduce the number of shares included therein.

Payments to Certain Stockholders

At the effective date of the Merger, the Company paid Heritage Partners Management Company, Inc., a fee of $3 million in connection with the transactions.

Pre-Transaction Arrangements

Fountain View Equity Transactions

Prior to August 1, 1997, each of the corporations which is now a subsidiary of Fountain View (other than Summit and its subsidiaries) was owned directly by Mr. and Mrs. Snukal. On or about August 1, 1997, each of those corporations entered into a Stock Purchase and Contribution Agreement (the "1997 Agreement") with Mr. and Mrs. Snukal, Heritage and Fountain View providing for the recapitalization of Fountain View, the issuance of stock of Fountain View to Heritage and the restructuring of the ownership of the various corporations so that all of them became wholly-owned subsidiaries of Fountain View. In addition, under the terms of the 1997 Agreement, Mr. and Mrs. Snukal received cash payments from the investments by Heritage and loans from a senior lender in the aggregate amount of $43.7 million. The 1997 Agreement contained certain representations, warranties and covenants, and provided that Mr. and Mrs. Snukal indemnify Heritage and Fountain View for certain items as described in Note 12 to the consolidated financial statements.

Related Party Leases

Fountain View leases four SNFs from Mr. and Mrs. Snukal under leases entered into on August 1, 1997 pursuant to the 1997 Agreement. The leases contain rent escalation clauses based on increases in the consumer price index. Fountain View believes the terms of these leases to be at fair market value. Lease payments to the these related parties under operating leases for these facilities totaled $1,776,000, $1,771,000, and $1,776,000 and for the years ended December 31,
1998, 1997 and 1996, respectively.

Medical Supply Company

Mrs. Snukal owns approximately 33% of a medical supply company that provides supplies to the Company. Payments to the medical supply company totaled $478,000, $251,000, and $76,000 for the years ended December 31, 1998, 1997 and
1996, respectively.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                                                                            Pages
                                                                                       ------------
(a)                 Financial Statements and Financial Statement Schedules:

              (1)   Financial Statements:

                    Report of Independent Auditors                                               19

                    Consolidated Statements of Income for each of the three years
                    ended December 31, 1998                                                      20


                    Consolidated Balance Sheets at December 31, 1998 and 1997                21, 22

                    Consolidated Statements of Shareholder's Equity for each of the
                    three years ended December 31, 1998                                      23, 24


                    Consolidated Statements of Cash Flows for each of the three years
                    ended December 31, 1998                                                  25, 26


                    Notes to Consolidated Financial Statements                              27 - 42

              (2)   Financial Statement Schedules:

                    II   Valuation and Qualifying Accounts                                       60

                    All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Company's consolidated financial statements and notes thereto.

(3)              Exhibits

*                     3.1      Certificate of Incorporation of Fountain View.

*                3.1(a)        Certificate of Amendment amending Certificate of Incorporation of
                               Fountain View filed March 27, 1998.

*                3.1(b)        Certificate of Amendment amending Certificate of Incorporation of
                               Fountain View filed May 6, 1998.

*                     3.2      By-laws of Fountain View.

*                     4.1      Indenture dated as of April 16, 1998 by and among Fountain View, certain subsidiaries of Fountain View, and State Street Bank and
                               Trust Company of California, N.A., as trustee, for the 11 1/4%
                               Senior Subordinated Notes due 2008.

*                     4.2      Form of the Company's 11 1/4% Senior Subordinated Notes due 2008
                               (see Exhibit A-1 to Exhibit 4.1).


*                    10.1      Hancock Park Convalescent Hospital, Los Angeles, California, Lease
                               Agreement dated May 19, 1987 between La Brea Convalescent
                               Investments, and A.I.B. Corporation and Robert and Sheila Snukal;
                               Consent, Agreement, and Acknowledgment, dated July 30, 1997.

*                    10.2      Hancock Park Retirement Hotel, Los Angeles, California, Lease
                               Agreement dated May 19, 1987 between La Brea Convalescent
                               Investments, and B.I.A. Corporation and Robert and Sheila Snukal;
                               Consent, Agreement, and Acknowledgment dated July 30, 1997.

*                    10.3      Montebello Convalescent Hospital, Montebello, California, Lease
                               Agreement dated August 1, 1997 between Robert and Sheila Snukal and Elmcrest Convalescent Hospital; First Amendment to Lease,
                               dated March 27, 1998.

*                    10.4      Fountainview Convalescent Hospital, Los Angeles, California, Lease
                               Agreement dated August 1, 1997 between Robert and Sheila Snukal and Fountainview Convalescent Hospital; First Amendment to Lease,
                               dated March 27, 1998.

*                    10.5      Rio Hondo Convalescent Hospital, Montebello, California, Lease
                               Agreement dated August 1, 1997 between Robert and Sheila Snukal and Rio Hondo Nursing Center and Fountain View Holdings; First
                               Amendment to Lease, dated March 27, 1998.

*                    10.6      Sycamore Park Convalescent Hospital, Los Angeles, California,
                               Lease Agreement dated August 1, 1997 between Robert and Sheila
                               Snukal and Sycamore Park Convalescent Hospital; First Amendment to
                               Lease, dated March 27, 1998.

*                    10.7      Palmcrest Convalescent Home (now known as Palm Grove Convalescent
                               Center): Convalescent Hospital Lease, dated November 20, 1969, between Palmcrest Associates, Ltd., and Century Convalescent
                               Centers, as amended by Lease of Convalescent Hospital Facility (as amended), dated September 1, 1979, by which SHL and its appointed nominee Royalwood Convalescent Hospital, Inc. (now Summit
                               Care-California, Inc.) are substituted as lessees.

*                    10.8      Anaheim Care Center: Lease, dated June 1, 1995, between Sam Menlo,
                               Trustee of the Menlo Trust U/T/I 5/22/83 and Summit
                               Care-California, Inc., doing business as Anaheim Care Center.

*                    10.9      Sharon Care Center: Lease, dated May 1, 1987, between Jozef Nabel and Marie Gabrielle Nabel, as tenants in common, and Summit
                               Care-California, Inc.


*                   10.10   Royalwood Convalescent Hospital: Lease dated August 18, 1964, between Jack H. Cramer and Walter Lee Brown (together, as lessors)
                            and Albert J. Allasandra, as amended by Amendment to Lease and
                            Right of First Refusal to Purchase, dated May 23, 1969, by which
                            Alaric Corporation is substituted as lessee, and as further amended by Amendment to Agreement of Lease and Right of First
                            Refusal, dated November 18, 1974, and as further amended by Second
                            Amendment to Agreement of Lease and Right of First Refusal and
                            Assignment of Lease, dated July 10, 1979, by which National
                            Accommodations, Inc. (now SHL) is substituted as lessee, assigned to Summit Care Corporation by Assignment of Lease, dated March 9,
                            1992, between SHL and Summit Care Corporation.

*                   10.11   Bay Crest Convalescent Hospital: Lease, dated March 1, 1980, between South Bay Sanitarium and Convalescent Hospital and Garnet
                            Convalescent Hospital, Inc. (now Summit Care-California, Inc.),
                            and Amendment to Lease dated March 1, 1994.

*                   10.12   Brier Oak Convalescent Center: Lease Agreement, dated February 18,
                            1985, between Bernard Bubman, Arnold Friedman, Irene Weiss and
                            Sunset Motel and Development Co. (collectively, as lessors), and
                            Brier Oak Convalescent, Inc.

*                   10.13   Hemet Resident Hotel: Ground Lease dated June 25, 1980, between
                            Genes, Ltd., and SHL, assigned to Summit Care Corporation by
                            Assignment of Lease dated March 9, 1992, between SHL and Summit
                            Care Corporation.

*                   10.14   Seller Note for purchase of The Woodlands.

*                   10.15   HUD Note for purchase of The Woodlands.

*                   10.16   Phoenix Living Center Lease dated August 1, 1993, between Sierra
                            Land Group, Inc. and Summit Care Corporation; Sublease with Summit
                            Health Ltd., for Phoenix Living Center dated January 1994.

*                   10.17   Real Estate Lien Note$3,000,000 dated September 30, 1994 and
                            Security Agreement dated September 30, 1994.

*                   10.18   Live Oak Nursing Center, George West, Texas Lease Agreement dated
                            July 19, 1991; Assignment of Lease With Option to Purchase dated
                            September 30, 1994 and Consent To Assignment Of Leasehold Estate
                            of Live Oak Nursing Center, George West, Texas dated August 15,
                            1994.

*                   10.19   Guadalupe Valley Nursing Center, Sequin, Texas Lease Agreement
                            dated February 28, 1989; Assignment Of Lease With Option To
                            Purchase dated September 30, 1994 and Consent To Assignment Of leasehold Estate Of Guadalupe Valley Nursing Center, Sequin, Texas
                            dated August 15, 1994.

*                   10.20   Omitted

*                   10.21   Limited Liability Company Agreement of APS-Summit Care Pharmacy,
                            L.L.C., dated November 30, 1996.


*                   10.22   Robert Crone-South Texas Health Care, Inc. Agreement of Purchase
                            and Sale of Assets of Briarcliff Nursing and Rehabilitation Center
                            dated November 24, 1997.

*                   10.23   Alexandria Convalescent Hospital, Los Angeles, California, Lease
                            Agreement dated November 2, 1992 between Alexandria Convalescent
                            Investments and Robert Snukal, Sheila Snukal, Manuel Padama and
                            Clair Padama; Consent, Agreement, and Acknowledgment, dated July
                            30, 1997.

*                   10.24   Lease Agreement for office space at 11900 Olympic Boulevard, Los
                            Angeles, California, dated February 1, 1995 between Douglas Emmett
                            Joint Venture and The Fountain View Management Group.

*                   10.25   Locomotion Therapy, Inc., Fresno, California, Lease Agreement,
                            dated December 18, 1996 between M.D. Bautista Developments and
                            Locomotion Therapy, Inc.

*                   10.26   Elmcrest Convalescent Hospital, El Monte, California, Lease
                            Agreement dated November 15, 1977 between Convalescent Hospital
                            Management Corporation and Elmcrest Convalescent Center, Inc.;
                            Assignment and Assumption of Lease Agreement dated May 31, 1990;
                            Consent to Assignment and Agreement, dated July 30, 1997.

*                   10.27   Monument Hill Nursing Center, Flatonia, Texas, Lease Agreement
                            dated October 20, 1986; Bill of Sale and General Warranty Deed
                            from Hobbs & Curry Family Limited Partnership to Summit Care
                            Corporation, dated September 11, 1997.

*                   10.28   Comanche Trail Nursing Home, Big Spring, Texas, Lease Agreement,
                            dated April 10, 1990, between Lloyd G. Hobbs and Select Care
                            Enterprises, Inc. (assigned to Summit Care Corporation); Consent to Assignment of Lease, dated April 10, 1990; Assignment of Lease with Option to Purchase, dated December 1, 1994; Assignment and
                            Assumption of Lease, dated September 1, 1997.

*                   10.29   Woodland Convalescent Center, Reseda, California Lease Agreement,
                            dated February 1, 1995 between Uni-Cal Associates and Summit
                            Care-California, Inc.

*                   10.30   Agreement for Development and Operation of Skilled Nursing
                            Facilities, dated May 4, 1998, between Fountain View, Inc. and
                            Baylor Health Care System; Service Mark Sublicense Agreement,
                            dated May 4, 1998, between Fountain View, Inc. and Baylor Health
                            Care System; Trademark License Agreement, dated July 24, 1997, between Baylor University and Baylor Health Care System.

*                   10.31   On Track Physical Therapy, Office Building Lease Agreement,
                            Fresno, California, dated January 31, 1997 between M.D. Bautista
                            Developments and On Track Physical Therapy, Inc.

                    10.32   Omitted

                    10.33   Omitted


**                  10.34   Agreement and Plan of Merger Among Summit Care Corporation,
                            Fountain View, Inc., FV-SCC Acquisition Corporation and Heritage
                            Fund II, L.P., dated February 6, 1998.

**                  10.35   Summit Care Corporation Special Severance Pay Plan dated February
                            6, 1998.

*                   10.36   Investment Agreement dated as of March 27, 1998 among Fountain
                            View and certain investors.

*                   10.37   Stockholders Agreement dated as of March 27, 1998 among Fountain
                            View, the existing stockholders of Fountain View and certain investors.

*                   10.38   Registration Rights Agreement dated as of March 27, 1998 among
                            Fountain View, certain stockholders of Fountain View and certain investors.

*                   10.39   Employment Agreement between Fountain View and Robert Snukal dated
                            March 27, 1998.

*                   10.40   Employment Agreement between Fountain View and Sheila Snukal dated
                            March 27, 1998.

*                   10.41   Employment Agreement between Fountain View and William Scott dated
                            March 27, 1998.

*                   10.42   Promissory Note and Pledge Agreement dated April 16, 1998 issued by William Scott to Fountain View relating to purchase of 20,000
                            Shares of Series A Common Stock.

*                   10.43   Supplemental Signature Page to Investment Agreement dated as of
                            May 4, 1998 among Fountain View, Heritage Fund II, L.P., Baylor
                            Health Care System ("Baylor") and Buckner Foundation ("Buckner").

*                   10.44   Amendment No. 1 to Stockholders Agreement dated as of May 4, 1998 among Fountain View, Heritage, Baylor, Buckner and certain other parties.

*                   10.45   Amendment No. 1 to Registration Rights Agreement dated as of May
                            4, 1998 among Fountain View, Heritage, Baylor, Buckner and certain other parties.

*                   10.46   Warrants to purchase Series C Common Stock of Fountain View issued by Fountain View to Heritage, Baylor, Buckner and certain of
                            Baylor's brokers.

*                   10.47   Credit Agreement Dated as of April 16, 1998 by and among Fountain
                            View, The Banks party thereto and the Bank of Montreal, as agent.

*                   10.48   Guaranty Agreement Dated as of April 16, 1998 by and among
                            Fountain View, the Guarantors, the Banks party thereto and Bank of
                            Montreal.


*                   10.49   Pledge Agreement Dated as of April 16, 1998 by and among Fountain
                            View, the Guarantors, the Banks party thereto and Bank of Montreal.

*                   10.50   Security Agreement Dated as of April 16, 1998 by and among
                            Fountain View, the Guarantors, the Banks party thereto and Bank of
                            Montreal.

*                   10.51   Form of Revolving Note.

*                   10.52   Form of Term Note.

***                 10.53   Amendment No. 1 to Credit Agreement dated as of April 16, 1998 by and among Fountain View, the Banks party thereto and Bank of
                            Montreal, as agent.

                    10.54   Employment Agreement between Fountain View and Paul Rathbun dated
                            August 12, 1998.

                    10.55   Amendment No. 2 to Credit Agreement dated as of March 26, 1999 by and among Fountain View, the Banks party thereto and Bank of
                            Montreal, as agent.

*                    21.1   List of Subsidiaries

                     27.1   Financial Data Schedule.

______________
* Incorporated by reference to the Company's Registration Statement on Form S-4 (No. 333-57279) filed with the Securities and Exchange Commission on June 19, 1998, as amended.

** Incorporated by reference to the Company's Schedule 14D-1 (File No. 005-43592) filed with the Commission on February 13, 1998, as amended.

*** Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed with the Commission on November 16, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUNTAIN VIEW, INC.

  By  /s/ROBERT M. SNUKAL   President and Chief Executive Officer March 31, 1999
    -----------------------
       Robert M. Snukal

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      /s/ROBERT M. SNUKAL             President and Chief Executive Officer          March 31, 1999
   ------------------------
       Robert M. Snukal

      /s/PAUL C. RATHBUN*             Chief Financial Officer (Principal             March 31, 1999
    -----------------------           Financial and Accounting Officer)
        Paul C. Rathbun


      /s/WILLIAM C. SCOTT*            Director and Chairman of the Board             March 31, 1999
   -----------------------
      William C. Scott

      /s/SHEILA S. SNUKAL*            Executive Vice President and Director          March 31, 1999
   -----------------------
      Sheila S. Snukal

      /s/MICHEL REICHERT*             Director                                       March 31, 1999
   -----------------------
      Michel Reichert

      /s/MICHAEL F. GILLIGAN          Director                                       March 31, 1999
   -------------------------
      Michael F. Gilligan

      /s/PETER Z. HERMANN*            Director                                       March 31, 1999
   -------------------------
      Peter Z. Hermann

      /s/MARK J. JROLF*               Director                                       March 31, 1999
   -------------------------
      Mark J. Jrolf

      /s/BOONE POWELL, JR.*           Director                                       March 31, 1999
   -------------------------
         Boone Powell,

*By  /s/ROBERT M. SNUKAL              Attorney-in-fact
   --------------------------
        Robert M. Snukal

                              FOUNTAIN VIEW, INC.
                 SCHEDULE II  VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in thousands)

                                         Balance at       Addition     Charged to      Charged to                   Balance at
                                         Beginning         due to       Costs and         Other                       End of
             Description                 of Period     Acquisition(1)   Expenses       Accounts(2)   Deductions(3)    Period
-------------------------------------------------------------------------------------------------------------------------------
Accounts Receivable:

Year Ended December 31, 1998

 Allowance for doubtful accounts              $1,152             $7,918     $3,826          $ 38        $1,882       $11,052

 Year Ended December 31, 1997

 Allowance for doubtful accounts              $  779             $    -     $  395          $  -        $   22       $ 1,152

 Year Ended December 31, 1996

 Allowance for doubtful accounts              $  726             $  430     $    -          $  -        $  377       $   779


Notes Receivable:

 Year Ended December 31, 1998

 Allowance for loss on notes
  receivable                                  $    -             $  618     $  66          $   -        $   94       $   590


 Year Ended December 31, 1997

 Allowance for loss on notes
  receivable                                 $    -              $   -      $   -          $   -        $   -        $     -


 Year Ended December 31, 1996

 Allowance for loss on notes
  receivable                                 $    -              $   -      $   -         $    -        $   -       $     -


(1)  Balance of Summit allowance at acquisition date.
(2)  Recoveries of amounts written off.
(3)  Write-offs of uncollectible accounts.