Form 10-Q
period 1999-03-31
FOUNTAIN VIEW INC
filed 1999-05-17
CIK 1055468

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended March 31, 1999

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
                               ----------  ----------

                        Commission file number 333-57279

                              FOUNTAIN VIEW, INC.
             (Exact name of Registrant as specified in its charter)


               Delaware                                         95-4644784
   (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                           Identification No.)

                2600 W. Magnolia Blvd., Burbank, CA 91505-3031
              (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code:  (818) 841-8750

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

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not Applicable.

                     APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Not Applicable.

                               TABLE OF CONTENTS

                              FOUNTAIN VIEW, INC.



                                                                                                    Pages
                                                                                               ------------
PART I - FINANCIAL INFORMATION

         Item 1.   Financial Statements

                   Consolidated Statements of Income                                                  1

                   Consolidated Balance Sheets                                                     2, 3

                   Consolidated Statements of Cash Flows                                           4, 5

                   Notes to Consolidated Financial Statements                                     6 - 8

         Item 2.   Management's Discussion and Analysis of Financial Condition and Results       9 - 13
                   of Operations

         Item 3.   Quantitative and Qualitative Disclosure of Market Risk                            13

PART II - OTHER INFORMATION

         Item 6.   Exhibits and Reports on Form 8-K                                                  14

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                              FOUNTAIN VIEW, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                                (In thousands)


                                                                                             Three Months Ended March 31,
                                                                                               1999                 1998
                                                                                      ------------------------------------------

Net revenues                                                                                  $69,016              $20,078

Expenses:
 Salaries and benefits                                                                         34,023               10,686
 Supplies                                                                                       7,529                2,218
 Purchased services                                                                             8,644                1,828
 Provision for doubtful accounts                                                                1,180                  142
 Other expenses                                                                                 4,949                1,395
 Rent                                                                                           1,303                  542
 Rent to related parties                                                                          444                  441
 Depreciation and amortization                                                                  3,862                  523
 Interest expense, net of interest income                                                       5,617                  851
                                                                                    ------------------------------------------
Total expenses                                                                                 67,551               18,626
                                                                                    ------------------------------------------

Income before provision for income taxes and extraordinary item                                 1,465                1,452
Income tax provision                                                                              763                  580
                                                                                    ------------------------------------------

Income before extraordinary item                                                                  702                  872

Extraordinary item:
 Loss on early extinguishment of debt, net of taxes                                                 -                  517
                                                                                    ------------------------------------------

Net income                                                                                    $   702              $   355
                                                                                    ==========================================

                            See accompanying notes.

                              FOUNTAIN VIEW, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)


                                                                                            March 31,         December 31,
                                                                                              1999               1998
                                                                                        -------------------------------------
                                                                                            (Unaudited)          (Note)
Assets
Current assets:
 Cash and cash equivalents                                                                     $    458         $     -
 Accounts receivable, less allowance for doubtful accounts
   of $11,565 and $11,052 in 1999 and 1998, respectively                                         50,539          51,384

 Income taxes receivable                                                                            732             732
 Current portion of deferred income taxes                                                        10,308          10,308
 Other current assets                                                                             8,544           7,221
                                                                                        -------------------------------------
Total current assets                                                                             70,581          69,645


Property and equipment, at cost:
 Land and land improvements                                                                      25,064          25,064
 Buildings and leasehold improvements                                                           212,029         211,348
 Furniture and equipment                                                                         28,790          28,440
 Construction in progress                                                                         1,867           1,289
                                                                                        -------------------------------------
                                                                                                267,750         266,141
Less accumulated depreciation and amortization                                                  (14,039)        (11,123)
                                                                                        -------------------------------------
                                                                                                253,711         255,018


Notes receivable, less allowance for doubtful accounts of $612 and $590 in 1999
 and 1998, respectively                                                                           5,329           5,553

Goodwill, net                                                                                    58,095          58,689
Deferred financing costs, net                                                                    11,535          11,961
Deferred income taxes                                                                             4,464           5,385
Other assets                                                                                      4,341           4,248
                                                                                        -------------------------------------

Total assets                                                                                   $408,056        $410,499
                                                                                        =====================================


Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                            See accompanying notes.

                              FOUNTAIN VIEW, INC.

                    (In thousands, except stock information)


                                                                                               March 31,            December 31,
                                                                                                 1999                   1998
                                                                                           ---------------------------------------
                                                                                              (Unaudited)              (Note)
Liabilities and Shareholders' Equity
Current liabilities:
 Payable to banks                                                                              $      -               $  1,451
 Accounts payable and accrued liabilities                                                        27,725                 29,652
 Employee compensation and benefits                                                              10,833                  9,780
 Accrued interest payable                                                                         6,955                  3,366
 Current portion of deferred income taxes                                                           332                    332
 Current maturities of long-term debt and capital leases                                          5,981                  4,735
                                                                                           ---------------------------------------
Total current liabilities                                                                        51,826                 49,316

Long-term debt and capital leases, less current maturities                                      238,656                244,153

Deferred income taxes                                                                            35,014                 35,172
                                                                                           ---------------------------------------
Total liabilities                                                                               325,496                328,641

Preferred Stock Series A, mandatorily redeemable, $0.01 par value:
 1,000,000 shares authorized, 15,000 shares issued and outstanding at
 1999 and 1998 (liquidation preference of $15 million)                                           15,000                 15,000


Commitments and contingencies                                                                         -                      -

Shareholders' equity:
Common Stock Series A, $0.01 par value:  1,500,000 shares authorized,
 1,000,000 shares issued and outstanding at 1999 and 1998                                            10                     10
Common Stock Series B, $0.01 par value:  200,000 shares authorized, 114,202
 shares issued and outstanding at 1999 and 1998                                                       1                      1
Common Stock Series C, $0.01 par value:  1,300,000 shares authorized, 20,742
 shares issued and outstanding at 1999 and 1998                                                       -                      -
Additional paid-in capital                                                                      106,488                106,488
Accumulated deficit                                                                             (36,399)               (37,101)
Due from shareholder                                                                             (2,540)                (2,540)
                                                                                           ---------------------------------------
Total shareholders' equity                                                                       67,560                 66,858
                                                                                           ---------------------------------------

Total liabilities and shareholders' equity                                                     $408,056               $410,499
                                                                                           =======================================



Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


                            See accompanying notes.

                              FOUNTAIN VIEW, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                                                              Three Months Ended March 31,
                                                                                               1999                  1998
                                                                                           ------------------------------------
Operating activities:
 Net income                                                                                   $   702             $     355
 Adjustments to reconcile net income to net cash provided
   by operating activities:
   Depreciation and amortization                                                                3,862                   523
   Changes in operating assets and liabilities:
     Accounts receivable                                                                          845                (2,984)
     Other current assets                                                                      (1,326)                 (255)
     Accounts payable and accrued liabilities                                                   1,662                 3,431
     Employee compensation and benefits                                                         1,053                 1,527
     Income taxes payable                                                                           -                (1,015)
     Deferred income taxes                                                                        763                     3
                                                                                           ------------------------------------
 Total adjustments                                                                              6,859                 1,230
                                                                                           ------------------------------------
Net cash provided by operating activities                                                       7,561                 1,585

Investing activities:
 Principal payments on notes receivable                                                           227                     -
 Additions to property and equipment                                                           (1,609)                 (654)
 Acquisition of Summit, net of cash acquired                                                        -              (148,349)
 Changes in other assets                                                                          (19)                   11
                                                                                           ------------------------------------
Net cash used in investing activities                                                          (1,401)             (148,992)

Financing activities:
 Decrease in payable to bank                                                                   (1,451)               (1,393)
 Decrease in capital lease obligations                                                           (251)                  (29)
 Principal payments on and retirement of long-term debt                                             -               (29,933)
 Pay down on revolving loan facility, net                                                      (4,000)                    -
 Proceeds from long-term debt, net of issuance costs                                                -                94,211
 Proceeds from issuance of common stock                                                             -                82,000
                                                                                           ------------------------------------
Net cash (used in) provided by financing activities                                            (5,702)              144,856
                                                                                           ------------------------------------

Increase (decrease) in cash and cash equivalents                                                  458                (2,551)
Cash and cash equivalents at beginning of period                                                                      2,551
                                                                                           ------------------------------------
Cash and cash equivalents at end of period                                                    $   458             $       -
                                                                                           ====================================


                            See accompanying notes.

                              FOUNTAIN VIEW, INC.

                                 (In thousands)

                                                                                             Three Months Ended March 31,
                                                                                                1999               1998
                                                                                         ------------------------------------
Noncash activity:
Stock purchase in exchange for note receivable                                                $     -            $   2,540

Conversion of stock into paid in capital                                                            -                    2

Details of purchase business combination:
 Fair value of assets acquired                                                                $     -            $ 370,272
 Less:  Liabilities assumed                                                                         -             (220,559)
                                                                                         ------------------------------------
 Cash paid for acquisition                                                                          -              149,713
 Less:  Cash acquired from Summit                                                                   -               (1,364)
                                                                                         ------------------------------------
 Net cash paid for acquisition                                                                $     -            $ 148,349
                                                                                         ====================================

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

2. Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the unaudited financial information reflects all adjustments (all of which are of a normal recurring nature), which are considered necessary to fairly state the Company's financial position, its cash flows and the results of operations. These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1998. The interim financial information herein is not necessarily representative of that to be expected for a full year.

3. Acquisition of Summit Care Corporation

On February 6, 1998, Fountain View entered into an Agreement and Plan of Merger (the "Tender Offer") providing for the acquisition of Summit by Fountain View at a price of $21.00 per share. Approximately 99% of the shares of Summit were purchased for approximately $141.8 million at the closing of the Tender Offer on March 27, 1998.

In order to consummate the purchase of the Summit shares in the Tender Offer and to refinance Fountain View's existing debt, Fountain View entered into a term loan agreement for borrowings of $32.0 million and a credit facility of approximately $62.7 million. Fountain View amended its certificate of incorporation to provide for: (i) 3.0 million shares of Common Stock designated as 1.5 million shares of Series A Common Stock, 200,000 shares of Series B Non-Voting Common Stock, 1.3 million shares of Series C Common Stock; and (ii) 1.0 million shares of Preferred Stock, 200,000 of which are designated Series A Preferred Stock. In addition, Fountain View raised approximately $97.0 million of new equity investments in the amounts of $90.6 million from Heritage Fund II, L.P. ("Heritage") and certain other co-investors, $5.0 million combined from Mr. Robert Snukal, Fountain View's Chief Executive Officer, and Mrs. Sheila Snukal, Fountain View's Executive Vice President, and $1.4 million from Mr. William Scott, Summit's Chairman and Chief Executive Officer.

Concurrent with the Merger becoming effective, Fountain View entered into a new $30.0 million revolving credit facility, an $85.0 million term-loan facility, and successfully completed a Senior Subordinated Note Offering providing for borrowings of $120.0 million. Heritage's equity investment included $15.0 million for 15,000 shares of Series A Preferred Stock of Fountain View that entitles them to a dividend at the time of a liquidity event calculated to achieve a 12% annual rate of return, as well as warrants to purchase 71,119 shares of Fountain View's Series C Common Stock. These funds were used to consummate the purchase of Summit's remaining shares not tendered in the Tender Offer, refinance all then existing Fountain View indebtedness, as described above, and Summit indebtedness (except for capital lease and mortgage obligations) totaling $107.8 million, redeem all outstanding options for Summit shares, and pay certain fees, expenses, and other costs arising in connection with such transactions.

On May 4, 1998, Fountain View signed an investment agreement with Baylor Health Foundation System ("Baylor"), a vertically integrated healthcare system operating in Texas, and Buckner Foundation, a non-profit foundation, (collectively, the "Baylor Group"). In addition, Fountain View signed an operating agreement with Baylor. Pursuant to these agreements, Baylor invested $10.0 million and Buckner invested $2.5 million in Fountain View through the purchase of 12,342 shares of Series A Preferred Stock from Heritage that entitles them to a dividend at the time of a liquidity event calculated to achieve a 12% annual rate of return, as well as warrants to purchase 59,266 shares of Fountain View's Series C Common Stock.

On October 6, 1998, the Company amended its $85.0 million term loan credit agreement with the bank extending $5.0 million of additional mortgage refinancing loans to the Company. The Company used the proceeds to finance the exercise of capital lease purchase options on two skilled nursing facilities in Texas.

4. Pro Forma Financial Results

The following table sets forth the pro forma unaudited results of operations assuming the purchase of Summit had been consummated as of January 1, 1998 (in thousands):

                                                                                  Three Months Ended
                                                                                    March 31, 1998
                                                                             ---------------------------

Net revenues                                                                         $ 71,862
Loss before provision for income taxes and extraordinary item                            (573)
Net loss                                                                                 (953)


5. Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The Company expects to adopt SFAS 133 effective January 1, 2000. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of SFAS 133 will have a significant effect on its results of operations or financial position. The Company has no derivatives as of March 31, 1999.

6. Business Segments

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

The following table sets forth selected financial data by business segment (in thousands):

                                                Nursing         Therapy               Pharma-
                                                Services        Services             ceuticals         All Other        Totals
                                            ------------------------------------------------------------------------------------
   Three Months Ended March 31,
     1999:

   Revenues from external customers           $ 60,552         $  2,892              $  5,572        $       -         $ 69,016
   Intersegment revenues                                          3,428                 1,104               816           5,348
                                           ------------------------------------------------------------------------------------
   Total revenues                             $ 60,552         $  6,320              $  6,676        $      816        $ 74,364
                                           ====================================================================================
   Segment profit (loss)                      $ 13,516         $  1,356              $  1,050        $   (3,231)       $ 12,691

                                               Nursing         Therapy               Pharma-
                                               Services        Services             ceuticals         All Other        Totals
                                          ------------------------------------------------------------------------------------
   Three Months Ended March 31,
     1998:

   Revenues from external customers           $ 16,130         $  3,601              $    346        $        1        $ 20,078
   Intersegment revenues                                            909                    32               955           1,896
                                           ------------------------------------------------------------------------------------
   Total revenues                             $ 16,130         $  4,510              $    378        $      956        $ 21,974
                                           ====================================================================================
   Segment profit (loss)                      $  3,452         $    675              $     46        $     (364)       $  3,809

                                                                                                 Three Months Ended
                                                                                                      March 31,
                                                                                              1999                 1998
                                                                                    ----------------------------------------
   Revenues:

   External revenues for reportable segments                                                  $69,016              $20,078
   Intersegment revenues for reportable segments                                                5,348                1,896
   Elimination of intersegment revenues                                                        (5,348)              (1,896)
                                                                                    ----------------------------------------
   Total consolidated revenues                                                                $69,016              $20,078
                                                                                    ========================================

7. Comprehensive Income

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), establishes standards for the reporting of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. SFAS 130 uses the term comprehensive income to describe the total of all components of comprehensive income, that is, net income plus other comprehensive income. Other comprehensive income items include unrealized gains and losses on available-for-sale securities; foreign currency translation adjustments; changes in the market value of certain futures contracts; and changes in certain minimum pension liabilities. Fountain View has no items of other comprehensive income in the periods reported, and, therefore, comprehensive income is equal to net income, as reported.

Item 2. Management's Discussion And Analysis of Financial Condition And Results of Operations (Unaudited)

Quarter Ended March 31, 1999 Compared to Quarter Ended March 31, 1998 (Dollars in Thousands)

Net revenues increased $48,938 or 243.7% from $20,078 for the quarter ended March 31, 1998 to $69,016 for the quarter ended March 31, 1999. Substantially all of the increase was due to the acquisition of Summit.

Total average occupancy was 83.5% for the quarter ended March 31, 1999 and 86.6% for the quarter ended March 31, 1998. The Company's quality mix (total net revenues less Medicaid net revenues) was 64.1% for the quarter ended March 31, 1999 and 72.0% for the quarter ended March 31, 1998.

Expenses, consisting of salaries and benefits, supplies, purchased services, provision for doubtful accounts and other expenses as a percent of net revenues increased from 81.0% of net revenues for the quarter ended March 31, 1998 to 81.6% for the quarter ended March 31, 1999. Salaries and benefits were 49.3% of net revenues for the quarter ended March 31, 1999 compared to 53.2% for the quarter ended March 31, 1998. This decrease was primarily due to certain economies of scale and partly due to a restructuring of Company benefits in August 1998. Expenses increased $40,056 or 246.2% from $16,269 for the quarter ended March 31, 1998 to $56,325 for the quarter ended March 31, 1999. Substantially all of the increase was due to the acquisition of Summit.

Income before rent, rent to related parties, depreciation and amortization and interest expense increased $8,882 or 233.2% from $3,809 for the quarter ended March 31, 1998 to $12,691 for the quarter ended March 31, 1999 and was 18.4% of net revenues for the quarter ended March 31, 1999 compared to 19.0% for the quarter ended March 31, 1998.

Rent, rent to related parties, depreciation and amortization and interest expense increased $8,869 or 376.3% from $2,357 for the quarter ended March 31, 1998 to $11,226 for the quarter ended March 31, 1999. Substantially all of this increase was due to higher depreciation and amortization costs related to the acquisition of Summit's tangible and intangible assets and an increase in amortization costs and interest expense as a result of the debt refinancing.

Net income increased $347 or 97.7% from $355 for the quarter ended March 31, 1998 to $702 for the quarter ended March 31, 1999.

Selected statistics are shown below:

                                                                                                             Increase
                                                                    1999                   1998             (Decrease)
                                                         --------------------------------------------------------------------
     Facilities in operation at:
      March 31                                                        50                     50                    -

     Nursing center beds at:
      March 31                                                     6,033                  5,937                   96

     Assisted living beds at:
       March 31                                                      700                    641                   59

     Total beds at:
       March 31                                                    6,733                  6,578                  155

     Total occupancy:
       First quarter                                                83.5%                  86.6%                (3.1)%

     Nursing center occupancy:
       First quarter                                                84.9%                  89.4%                (4.5)%

     Assisted living center occupancy:
       First quarter                                                70.7%                  67.4%                 3.3%

     Percentage of revenues from
      private, managed care and
      Medicare (quality mix):
        First quarter                                               64.1%                  72.0%                (7.9)%

     Percentage of revenues from
      Medicaid:
        First quarter                                               35.9%                  28.0%                 7.9%


Liquidity and Capital Resources (Dollars in Thousands)

At March 31, 1999, the Company had $458 in cash and cash equivalents and working capital of $18,755. During the quarter ended March 31, 1999, the Company's cash and cash equivalents increased by $458.

Net cash provided by operating activities increased $5,976 from $1,585 in the quarter ended March 31, 1998 to $7,561 in the quarter ended March 31, 1999. This increase was primarily due to reductions in accounts receivable related to receipts from Medicare settlements and an increase in depreciation and amortization.

Long-term debt, including current maturities, totaling $244,637 at March 31, 1999 consisted of mortgage and capital lease obligations of $19,976, a term loan credit facility of $90,000, $120,000 in senior subordinated notes, and borrowings on the Company's revolving loan facility of $14,661.

The Company had $15,339 in available borrowings on its revolving loan facility at March 31, 1999. The Company believes that it has sufficient cash flow from its existing operations and from its bank line of credit to service long-term debt due within one year of $5,981, to make normal recurring capital replacements, additions and improvements of approximately $7,000 planned for the next 12 months and to meet other long-term working capital needs and obligations. The Company expects, on a selective basis, to pursue expansion of its existing centers and the acquisition or development of additional centers in markets where demographics and competitive factors are favorable.

Recent Accounting Pronouncements

See Note 5 to Consolidated Financial Statements.

Prospective Payment System

Pursuant to the Balanced Budget Act, a prospective payment system ("PPS") was established for Medicare SNFs. Under PPS, facilities are paid a federal per diem rate for virtually all covered SNF services in lieu of the former cost-based reimbursement rate. PPS is being phased in over three cost reporting periods beginning on or after July 1, 1998. At July 1, 1998, 36 of the Company's 44 SNFs transitioned to PPS. The remaining eight facilities transitioned on January 1, 1999.

Impact of Inflation

The health care industry is labor intensive. Wages and other expenses increase more rapidly during periods of inflation and when shortages in the labor market occur. In addition, suppliers pass along rising costs in the form of higher prices. Increases in reimbursement rates under Medicaid generally lag behind actual cost increases, so that the Company may have difficulty covering these cost increases in a timely fashion. In addition, as discussed above, Medicare SNFs are now paid a per diem rate under PPS, in lieu of the former cost-based reimbursement rate. Increases in the federal portion of the per diem rates may also lag behind actual cost increases.

Impact of Year 2000

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send billings, or engage in similar normal business activities.

The Company is in the process of assessing its Year 2000 issues. This assessment includes information technology and non-information technology systems, as well as Year 2000 issues relating to third parties. This assessment includes estimated costs, an evaluation of associated risks, and contingency plans, as necessary, to ensure the Company is Year 2000 compliant. The Company's plan with regard to the Year 2000 issue involves the following phases: (i) assessment of systems to determine the extent to which the Company may be vulnerable to the Year 2000 issue, both internally and with respect to third parties; (ii) the development of remedies to address problems discovered in the assessment phase; (iii) the testing and implementation of such remedies; and (iv) the preparation of contingency plans to address potential worst case scenarios should the remedies not be successful.

Based on assessments to date, the Company has determined that it will replace certain of its existing packaged software applications that have been determined to be non-compliant with the Year 2000. These applications include certain of the facility-level billing and accounts receivable packages along with certain of the company-level accounts payable and general ledger applications, and certain hardware. The Company presently believes that, with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 issue could have a material adverse impact on the operations of the Company.

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

The Company expects to complete its assessment of the information technology and non-information technology systems in the second quarter of 1999. With respect to its information technology exposures, to date the Company is nearly complete with its assessment and the Company has begun its software and hardware replacement. Once software is replaced for a system, the Company will begin testing and implementation. These phases run concurrently for different systems. Completion of the testing phase for all significant systems is expected by June 1999, with all remediated systems fully tested and implemented by September 1999. There can be no assurance, however, that such assessment, when completed, will identify all potential Year 2000 issues. The failure of such assessment to identify all potential Year 2000 issues or the failure of the Company to timely develop and test remedies to any such issues, could result in delays in implementing any required modifications, conversions and updates to the Company's computer systems, as well as the implementation of any contingency plans. If such modifications, conversions and updates are not made or not completed in a timely manner, the Year 2000 issue could have a material adverse impact on the operations of the Company.

The remediation of non-information technology systems, primarily biomedical equipment, is significantly more difficult than the remediation of the information technology systems because each piece of equipment must be separately remediated and tested if identified as Year 2000 non-compliant. The Company is in the initial stages with its assessment. The Company is utilizing both internal and external resources in the inventorying and assessment of these non-information technology systems. The cost of these external resources for this portion of the Year 2000 project is expected to be approximately $100,000. The Company expects to complete its remediation efforts and testing and implementation of its remediated equipment by October 1999.

Nature and Level of Importance of Third Parties and their Exposure to the Year 2000

The Company's payroll is processed directly by a third party vendor. The Company has received notification from the third party vendor ensuring that their payroll system is Year 2000 compliant. The Company is in the process of testing the payroll system for compliance.

Certain of the Company's billing systems interface directly with the Medicare and Medicaid Programs. In addition, payments are received electronically from the Medicare Program. Approximately 60% of net revenues are derived from these federally assisted programs. We understand that the Medicare and the applicable Medicaid Programs have notified their payees that they expect their systems to be Year 2000 compliant. However, the Company has no means of ensuring that these programs are or will be Year 2000 compliant. The inability of these programs to become Year 2000 compliant in a timely fashion could materially adversely impact the Company.

The Company does not share information systems or exchange information electronically with its suppliers or vendors. The Company is in the process of querying its significant suppliers and vendors (external agents) that do not share information systems with the Company. To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company. However, the Company has no means of ensuring that external agents will be Year 2000 compliant. The inability of external agents to become Year 2000 compliant in a timely fashion could materially adversely impact the Company.

Estimated Costs and Contingency Plans with Respect to the Year 2000

The Company is utilizing both internal and external resources to reprogram, or replace, test, and implement the software, hardware and equipment to ensure that it is Year 2000 compliant. The software and hardware costs relating to these new systems or new system upgrades are estimated to be approximately $500,000 and $125,000, respectively, and are being funded through operating cash flows. To date, the Company has incurred approximately $80,000 for new systems and equipment related to all phases of the Year 2000 project.

The Company believes that it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company does not complete any additional phases, the Company may be unable to bill its customers and may be unable to collect payments or record transactions in a timely manner. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation for computer systems failures. The amount of any potential liability or lost revenue cannot be reasonably estimated at this time.

The Company is in the initial phases of developing worst case contingency plans for certain critical applications. These contingency plans will involve, among other actions, manual workarounds and the reallocation of personnel to handle the workload for these applications. All current personnel are well versed in the manual processing of these applications and all new personnel will be trained to perform functions manually to ensure continued operations of the Company. All non-information technology systems (i.e., hardware, biomedical equipment, etc.) which cannot be remediated and tested by October 1999 will be replaced immediately.

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

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements of the Company expressed or implied by such forward-looking statements. Although management believes that the assumption on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate and, as a result, the forward-looking statements based on those assumptions also could be materially incorrect. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company's plans and objectives will be achieved. The Company disclaims any obligation to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Certain of the Company's debt obligations are sensitive to changes in interest rates. The rates on the Term Loan and Revolving Credit Facility, which both bear interest at LIBOR plus an applicable margin, are reset at various intervals, thus limiting their risk. The Company has not experienced significant changes in market risk due to the stability of interest rates during the quarter ended March 31, 1999.

                           PART II  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

The following exhibits are included herein:

(27) Financial Data Schedule

The Company did not file any reports on Form 8-K during the three months ended March 31, 1999.



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



FOUNTAIN VIEW, INC.


Date:  May 17, 1999                                                          By:           /s/PAUL C. RATHBUN
                                                                                  ------------------------------------------
                                                                                              Paul C. Rathbun
                                                                                      Senior Vice President - Finance,
                                                                                   Chief Financial Officer and Treasurer)
                                                                                         (Principal Financial and
                                                                                            Accounting Officer)

Date:  May 17, 1999                                                          By:          /s/JOHN L. FARBER
                                                                                  ------------------------------------------
                                                                                              John L. Farber
                                                                                       Vice President - Controller and
                                                                                            Assistant Secretary