Form 10-Q
period 1999-06-30
FOUNTAIN VIEW INC
filed 1999-08-16
CIK 1055468

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(MARK ONE)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended June 30, 1999

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

Not Applicable.

================================================================================

                               TABLE OF CONTENTS

                              FOUNTAIN VIEW, INC.

                                                                                               PAGES
                                                                                             ---------
PART I - FINANCIAL INFORMATION
          Item 1. Financial Statements

                  Consolidated Statements of Income                                             1

                  Consolidated Balance Sheets                                                  2,3

                  Consolidated Statements of Cash Flows                                        4,5

                  Notes to Consolidated Financial Statements                                   6-8

          Item 2. Management's Discussion and Analysis of Financial Condition and Results      9-14
                     of Operations

          Item 3. Quantitative and Qualitative Disclosure of Market Risk                        14


PART II - OTHER INFORMATION

          Item 6. Exhibits and Reports on Form 8-K                                              15

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                              FOUNTAIN VIEW, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                                (In thousands)


                                                                 Three Months Ended                Six Months Ended
                                                                      June 30,                         June 30,
                                                               1999             1998             1999           1998
                                                             -------------------------        ------------------------
Net revenues                                                 $ 68,001         $ 68,291        $ 137,017       $ 88,369

Expenses:
 Salaries and benefits                                         33,745           35,033           67,768         45,719
 Supplies                                                       7,882            8,307           15,411         10,525
 Purchased services                                             7,806           10,288           16,450         12,116
 Provision for doubtful accounts                                1,130              626            2,310            768
 Other expenses                                                 5,498            3,657           10,447          5,054
 Rent                                                           1,296            1,258            2,599          1,800
 Rent to related parties                                          444              441              888            882
 Depreciation and amortization                                  3,902            3,410            7,764          3,933
 Interest expense, net of interest income                       6,148            5,368           11,765          6,219
                                                             -------------------------        ------------------------
Total expenses                                                 67,851           68,388          135,402         87,016
                                                             -------------------------        ------------------------

Income (loss) before provision for income taxes and
 extraordinary item                                               150              (97)           1,615          1,353
Income tax provision (benefit)                                    237              (39)           1,000            541
                                                             -------------------------        ------------------------
Income (loss) before extraordinary item                           (87)             (58)             615            812

Extraordinary item:
 Loss on early extinguishment of debt, net of taxes                 -                -                -            517
                                                             -------------------------        ------------------------
Net income (loss)                                            $    (87)        $    (58)       $     615       $    295
                                                             =========================        ========================

                            See accompanying notes.

                              FOUNTAIN VIEW, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                                    June 30,           December 31,
                                                                                      1999                 1998
                                                                                  -------------        ------------
                                                                                   (Unaudited)            (Note)
Assets
Current assets:
  Cash and cash equivalents                                                           $  3,002             $      -
  Accounts receivable, less allowance for doubtful accounts
     of $11,470 and $11,052 in 1999 and 1998, respectively                              46,053               51,384
  Income taxes receivable                                                                  732                  732
  Current portion of deferred income taxes                                              10,308               10,308
  Other current assets                                                                   8,755                7,221
                                                                                  ---------------------------------
Total current assets                                                                    68,850               69,645

Property and equipment, at cost:
  Land and land improvements                                                            25,064               25,064
  Buildings and leasehold improvements                                                 214,120              211,348
  Furniture and equipment                                                               29,585               28,440
  Construction in progress                                                                 771                1,289
                                                                                  ---------------------------------
                                                                                       269,540              266,141
Less accumulated depreciation and amortization                                         (16,982)             (11,123)
                                                                                  ---------------------------------
                                                                                       252,558              255,018

Notes receivable, less allowance for doubtful accounts of
     $634 and $590 in 1999 and 1998, respectively                                        5,116                5,553
Goodwill, net                                                                           57,637               58,689
Deferred financing costs, net                                                           11,109               11,961
Deferred income taxes                                                                    4,069                5,385
Other assets                                                                             4,353                4,248
                                                                                  ---------------------------------

Total assets                                                                          $403,692             $410,499
                                                                                  =================================


Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                            See accompanying notes.

                              FOUNTAIN VIEW, INC.

                    (in thousands, except stock information)


                                                                                         June 30,            December 31,
                                                                                           1999                  1998
                                                                                       ----------------------------------
                                                                                        (Unaudited)             (Note)
Liabilities and Shareholders' Equity
Current liabilities:
 Payable to banks                                                                      $         -            $     1,451
 Accounts payable and accrued liabilities                                                    26,305                29,652
 Employee compensation and benefits                                                          10,123                 9,780
 Accrued interest payable                                                                     4,223                 3,366
 Current portion of deferred income taxes                                                       332                   332
 Current maturities of long-term debt and capital leases                                     10,738                 4,735
                                                                                       ----------------------------------
Total current liabilities                                                                    51,721                49,316

Long-term debt and capital leases, less current maturities                                  234,681               244,153

Deferred income taxes                                                                        34,817                35,172
                                                                                       ----------------------------------
Total liabilities                                                                           321,219               328,641

Preferred Stock Series A, mandatorily redeemable, $0.01 par value:
 1,000,000 shares authorized, 15,000 shares issued and outstanding at
 1999 and 1998 (liquidation preference of $15 million)                                       15,000                15,000

Commitments and contingencies                                                                     -                     -

Shareholders' Equity:
Common Stock Series A, $0.01 par value: 1,500,000 shares authorized,
 1,000,000 shares issued and outstanding at 1999 and 1998                                        10                    10
Common Stock Series B, $0.01 par value:  200,000 shares authorized,
 114,202 shares issued and outstanding at 1999 and 1998                                           1                     1
Common Stock Series C, $0.01 par value:  1,300,000 shares authorized,
 20,742 shares issued and outstanding at 1999 and 1998                                            -                     -
Additional paid-in capital                                                                  106,488               106,488
Accumulated deficit                                                                         (36,486)              (37,101)
Due from shareholder                                                                         (2,540)               (2,540)
                                                                                       ----------------------------------
Total shareholders' equity                                                                   67,473                66,858
                                                                                       ----------------------------------

Total liabilities and shareholders' equity                                             $    403,692           $   410,499
                                                                                       ==================================

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                            See accompanying notes.

                              FOUNTAIN VIEW, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                                                         Six Months Ended June 30,
                                                                                         1999                 1998
                                                                                       -----------------------------
Operating activities:
 Net income                                                                            $   615             $     295
 Adjustments to reconcile net income to net cash provided
  by operating activities:
   Depreciation and amortization                                                         7,764                 3,933
   Changes in operating assets and liabilities:
     Accounts receivable                                                                 5,555                (6,255)
     Other current assets                                                               (1,751)                2,584
     Accounts payable and accrued liabilities                                           (3,347)               (4,822)
     Employee compensation and benefits                                                    343                 1,370
     Accrued interest payable                                                              857                 4,274
     Income taxes payable                                                                    -                  (356)
     Deferred income taxes                                                                 961                    42
                                                                                       -----------------------------
 Total adjustments                                                                      10,382                   769
                                                                                       -----------------------------
Net cash provided by operating activities                                               10,997                 1,065

Investing activities:
 Principal payments on notes receivable                                                    430                   403
 Additions to property and equipment                                                    (3,399)               (3,244)
 Acquisition of Summit, net of cash acquired                                                 -              (152,031)
 Decrease in acquisition related liabilities                                                 -               (16,531)
 Changes in other assets                                                                  (106)                 (107)
                                                                                       -----------------------------
Net cash used in investing activities                                                   (3,075)             (171,510)

Financing activities:
 Decrease in payable to bank                                                            (1,451)                2,568
 Decrease in capital lease obligations                                                    (508)                  (47)
 Principal payments on and retirement of long-term debt                                 (1,250)             (138,066)
 Pay down on revolving loan facility, net                                               (1,711)                    -
 Proceeds from long-term debt, net of issuance costs                                         -               210,164
 Proceeds from issuance of common stock                                                      -                82,000
 Proceeds from issuance of mandatorily redeemable preferred stock
                                                                                             -                15,000
                                                                                       -----------------------------
Net cash (used in) provided by financing activities                                     (4,920)              171,619
                                                                                       -----------------------------

Increase in cash and cash equivalents                                                    3,002                 1,174
Cash and cash equivalents at beginning of period                                             -                 2,551
                                                                                       -----------------------------
Cash and cash equivalents at end of period                                             $ 3,002             $   3,725
                                                                                       =============================

                            See accompanying notes.

                              FOUNTAIN VIEW, INC.

                                  (Unaudited)
                                 (In thousands)

                                                                             Six Months Ended June 30,
                                                                               1999             1998
                                                                           ----------------------------
Noncash activity:

Stock purchase in exchange for note receivable                             $         -         $   2,540

Conversion of stock into paid-in capital                                             -                 2

Details of purchase business combination:
 Fair value of assets acquired                                             $         -         $ 373,915
 Less:  Liabilities assumed                                                          -          (220,520)
                                                                          ------------------------------
 Cash paid for acquisition                                                           -           153,395
 Less:  Cash acquired from Summit                                                    -            (1,364)
 Net cash paid for acquisition                                             $         -         $ 152,031
                                                                           =============================

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

4. Pro Forma Financial Results

The following table sets forth the pro forma unaudited results of operations assuming the purchase of Summit had been consummated as of January 1, 1998 (in thousands):

                                                                     Six Months Ended
                                                                      June 30, 1998
                                                                   --------------------
     Net revenues                                                        $142,287
     Loss before provision for income taxes and
        extraordinary item                                                   (665)
     Net loss                                                                (992)

5. Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The Company expects to adopt SFAS 133 effective January 1, 2000. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of SFAS 133 will have a significant effect on its results of operations or financial position. The Company has no derivatives as of June 30, 1999.

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

The following table sets forth selected financial data by business segment (in thousands):

SELECTED FINANCIAL DATA:

                                                     Nursing        Therapy     Pharma-
                                                     Services       Services    ceuticals    All Other      Totals
                                                     ---------------------------------------------------------------
     Six Months Ended June 30, 1999:

     Revenues from external customers                $120,741       $  5,455    $  10,817    $       4     $ 137,017
     Intersegment revenues                                  -          7,063        2,349        1,702        11,114
                                                     ---------------------------------------------------------------
      Total revenues                                 $120,741       $ 12,518    $  13,166    $   1,706     $ 148,131
                                                     ===============================================================

     Segment profit (loss)                           $ 26,800       $  2,941    $   1,773    $  (6,883)    $  24,631


                                                     Nursing        Therapy     Pharma-
                                                     Services       Services    ceuticals    All Other      Totals
                                                     ---------------------------------------------------------------
     Six Months Ended June 30, 1998:

     Revenues from external customers                $ 78,717       $  5,614    $   4,036    $       2     $   88,369
     Intersegment revenues                                  -          4,657        2,352        1,836          8,845
                                                     ----------------------------------------------------------------
      Total revenues                                 $ 78,717       $ 10,271    $   6,388    $   1,838     $   97,214
                                                     ================================================================

     Segment profit (loss)                           $ 14,450       $  1,656    $     936    $  (2,855)    $   14,187


                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                        1999               1998
                                                                                     ----------------------------
     Revenues:

     External revenues for reportable segments                                       $ 137,017           $ 88,369
     Intersegment revenues for reportable segments                                      11,113              8,845
     Elimination of intersegment revenues                                              (11,113)            (8,845)
                                                                                     ----------------------------
     Total consolidated revenues                                                     $ 137,017           $ 88,369
                                                                                     ============================

7. COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), establishes standards for the reporting of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. SFAS No. 130 uses the term comprehensive income to describe the total of all components of comprehensive income, that is, net income plus other comprehensive income. Other comprehensive income items include unrealized gains and losses on available-for-sale securities; foreign currency translation adjustments; changes in the market value of certain futures contracts; and changes in certain minimum pension liabilities. Fountain View has no items of other comprehensive income in the periods reported, and, therefore, comprehensive income is equal to net income, as reported.

Item 2. Management's Discussion And Analysis of Financial Condition And Results of Operations (Unaudited)

Quarter Ended June 30, 1999 Compared to Quarter Ended June 30, 1998 (Dollars in Thousands)

Net revenues decreased $290 or 0.4% from $68,291 for the quarter ended June 30, 1998 to $68,001 for the quarter ended June 30, 1999.

Total average occupancy was 83.0% for the quarter ended June 30, 1999 and 84.4% for the quarter ended June 30, 1998. The Company's quality mix (total net revenues less Medicaid net revenues) was 62.7% for the quarter ended June 30, 1999 and 63.5% for the quarter ended June 30, 1998.

Expenses, consisting of salaries and benefits, supplies, purchased services, provision for doubtful accounts and other expenses as a percent of net revenues decreased from 84.8% of net revenues for the quarter ended June 30, 1998 to 82.4% for the quarter ended June 30, 1999. Salaries and benefits were 49.6% of net revenues for the quarter ended June 30, 1999 compared to 51.3% for the quarter ended June 30, 1998. Expenses decreased $1,850 or 3.2% from $57,911 for the quarter ended June 30, 1998 to $56,061 for the quarter ended June 30, 1999.

Income before rent, rent to related parties, depreciation and amortization and interest expense increased $1,560 or 15.0% from $10,380 for the quarter ended June 30, 1998 to $11,940 for the quarter ended June 30, 1999 and was 17.6% of net revenues for the quarter ended June 30, 1999 compared to 15.2% for the quarter ended June 30, 1998.

Rent, rent to related parties, depreciation and amortization and interest expense increased $1,313 or 12.5% from $10,477 for the quarter ended June 30, 1998 to $11,790 for the quarter ended June 30, 1999. Substantially all of this increase was due to higher depreciation costs related to the purchase of property and equipment and an increase in amortization costs and interest expense as a result of the debt refinancing.

Net loss increased $29 or 50.0% from $58 for the quarter ended June 30, 1998 to $87 for the quarter ended June 30, 1999.

Although the Company's results for the second quarter were favorable compared to the same quarter last year, the results were down compared to the first quarter of 1999. Net revenues for the first quarter of 1999 were $69,016 and income before rent, rent to related parties, depreciation and amortization and interest expense was $12,691, or 18.4% of net revenues. This shortfall from the first quarter was substantially due to a decline in census in the nursing center operations without a corresponding reduction in operating expenses.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998 (Dollars in Thousands)

Net revenues increased $48,648 or 55.1% from $88,369 for the six months ended June 30, 1998 to $137,017 for the six months ended June 30, 1999. Substantially all of the increase was due to the acquisition of Summit.

Total average occupancy was 83.3% for the six months ended June 30, 1999 and 84.7% for the six months ended June 30, 1998. The Company's quality mix (total net revenues less Medicaid net revenues) was 63.4% for the six months ended June 30, 1999 and 66.6% for the six months ended June 30, 1998.

Expenses, consisting of salaries and benefits, supplies, purchased services, provision for doubtful accounts and other expenses as a percent of net revenues decreased from 83.9% of net revenues for the six months ended June 30, 1998 to 82.0% for the six months ended June 30, 1999. Salaries and benefits were 49.5% of net revenues for the six months ended June 30, 1999 compared to 51.7% for the six months ended June 30, 1998. Expenses increased $38,204 or 51.5% from $74,182 for the six months ended June 30, 1998 to $112,386 for the six months ended June 30, 1999. Substantially all of the increase was due to the acquisition of Summit.

Income before rent, rent to related parties, depreciation and amortization and interest expense increased $10,444 or 73.6% from $14,187 for the six months ended June 30, 1998 to $24,631 for the six months ended June 30, 1999 and was 18.0% of net revenues for the six months ended June 30, 1999 compared to 16.1% for the six months ended June 30, 1998.

Rent, rent to related parties, depreciation and amortization and interest expense increased $10,182 or 79.3% from $12,834 for the six months ended June 30, 1998 to $23,016 for the six months ended June 30, 1999. Substantially all of this increase was due to higher depreciation and amortization costs related to the acquisition of Summit's tangible and intangible assets and an increase in amortization costs and interest expense as a result of the debt refinancing.

Net income increased $320 or 108.5% from $295 for the six months ended June 30, 1998 to $615 for the six months ended June 30, 1999.

Selected statistics are shown below:

                                                                                      Increase
                                                         1999            1998        (Decrease)
                                                       ----------------------------------------
Facilities in operation at:
 March 31                                                  50              50               -
 June 30                                                   50              50               -

Nursing center beds at:
 March 31                                               6,033           6,033               -
 June 30                                                6,033           6,033               -

Assisted living beds at:
 March 31                                                 700             700               -
 June 30                                                  700             700               -

Total beds at:
 March 31                                               6,733           6,733               -
 June 30                                                6,733           6,733               -

Total occupancy:
 First quarter                                           83.7%           86.1%          (2.4)%
 Second quarter                                          83.0%           84.4%          (1.4)%

Nursing center occupancy:
 First quarter                                           85.2%           89.0%          (3.8)%
 Second quarter                                          84.5%           86.1%          (1.6)%

Assisted living center occupancy:
 First quarter                                           70.7%           66.3%            4.4%
 Second quarter                                          69.7%           69.7%              -

Percentage of revenues from private, managed care
 and Medicare (quality mix):
   First quarter                                         64.1%           72.0%          (7.9)%
   Second quarter                                        62.7%           63.5%          (0.8)%

Liquidity and Capital Resources (Dollars in Thousands)

At June 30, 1999, the Company had $3,002 in cash and cash equivalents and working capital of $17,129. During the six months ended June 30, 1999, the Company's cash and cash equivalents increased by $3,002.

Net cash provided by operating activities increased $9,932 from $1,065 for the six months ended June 30, 1998 to $10,997 for the six months ended June 30, 1999. This increase was primarily due to reductions in accounts receivable which includes receipts from Medicare settlements, an increase in depreciation and amortization and operating activities generated from Summit facilities.

Long-term debt, including current maturities, totaling $245,419 at June 30, 1999 consisted of mortgage and capital lease obligations of $19,719, a term loan credit facility of $88,750, $120,000 in senior subordinated notes, and borrowings on the Company's revolving loan facility of $16,950.

The Company had $13,050 in available borrowings on its revolving loan facility at June 30, 1999. The Company believes that it has sufficient cash flow from its existing operations and from its bank line of credit to service long-term debt due within one year of $10,738, which includes a capital lease purchase option of $3,584 on a skilled nursing facility in Texas which the Company plans to exercise in March of 2000, to make normal recurring capital replacements, additions and improvements of approximately $7,000 planned for the next 12 months and to meet other long-term working capital needs and obligations. The Company expects, on a selective basis, to pursue expansion of its existing centers and the acquisition or development of additional centers in markets where demographics and competitive factors are favorable.

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

Impact of Inflation

The health care industry is labor intensive. Wages and other expenses increase more rapidly during periods of inflation and when shortages in the labor market occur. In addition, suppliers pass along rising costs in the form of higher prices. Increases in reimbursement rates under Medicaid generally lag behind actual cost increases, so that the Company may have difficulty covering these cost increases in a timely fashion. In addition, as described above, Medicare SNFs are now paid a per diem rate under PPS, in lieu of the former cost-based reimbursement rate. Increases in the federal portion of the per diem rates may also lag behind actual cost increases.

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

The Company has nearly completed its assessment of Year 2000 issues. This assessment includes information technology and non-information technology systems, as well as Year 2000 issues relating to third parties. This assessment includes estimated costs, an evaluation of associated risks, and contingency plans, as necessary, to ensure the Company is Year 2000 compliant.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

With respect to its information technology exposures, the Company has completed its assessment and the Company has begun its software and hardware replacement. Once software is replaced for a system, the Company will begin testing and implementation. These phases run concurrently for different systems. Completion of the testing phase for all significant systems is expected by September 1999, with all remediated systems fully tested and implemented by October 1999. There can be no assurance, however, that such assessment, when completed, will identify all potential Year 2000 issues. The failure of such assessment to identify all potential Year 2000 issues or the failure of the Company to timely develop and test remedies to any such issues, could result in delays in implementing any required modifications, conversions and updates to the Company's computer systems, as well as the implementation of any contingency plans. If such modifications, conversions and updates are not made or not completed in a timely manner, the Year 2000 issue could have a material adverse impact on the operations of the Company.

The remediation of non-information technology systems, primarily biomedical equipment, is significantly more difficult than the remediation of the information technology systems because each piece of equipment must be separately remediated and tested if identified as Year 2000 non-compliant. The Company has completed its inventorying and assessment of these non-information technology systems and has identified all mission-critical systems. The Company is in the process of querying vendors to determine whether these systems are Year 2000 compliant and/or what remediation, if any, is required. The cost of these external resources for this portion of the Year 2000 project is expected to total approximately $100,000. The Company expects to complete its remediation efforts and testing and implementation of its remediated equipment by October 1999.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Company's payroll is processed directly by a third party vendor. The Company has received notification from the third party vendor ensuring that their payroll system is Year 2000 compliant. The Company is in the process of testing the payroll system for compliance.

Certain of the Company's billing systems interface directly with the Medicare and Medicaid Programs. In addition, payments are received electronically from the Medicare Program. Approximately 67% of net revenues are derived from these federally assisted programs. We understand that the Medicare and the applicable Medicaid Programs have notified their payees that they expect their systems to be Year 2000 compliant. However, the Company has no means of ensuring that these programs are or will be Year 2000 compliant. The inability of these programs to become Year 2000 compliant in a timely fashion could materially adversely impact the Company.

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

Estimated Costs With Respect to the Year 2000

The Company is utilizing both internal and external resources to reprogram, or replace, test, and implement the software, hardware and equipment to ensure that it is Year 2000 compliant. The software and hardware costs relating to these new systems or new system upgrades are estimated to be approximately $500,000 and $125,000, respectively, and are being funded through operating cash flows. To date, the Company has incurred approximately $315,000 and $110,000, respectively, for new systems and equipment related to all phases of the Year 2000 project.

Contingency Plans With Respect to the Year 2000

The Company believes that it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company does not successfully convert its existing packaged software applications, the Company will most likely be unable to process transactions electronically via its current systems, impacting primarily its customer billing, cash collections and cash disbursements. This may result in lost revenues or cash flow constraints. The Company does not believe patient care will be directly impacted. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely impact the Company. The Company could be subject to litigation for computer systems failures. The amount of any potential liability or lost revenue cannot be reasonably estimated at this time.

The Company is in the process of completing worst case contingency plans for certain critical applications. Year 2000 compliant computers are being placed at each facility and at the Company's corporate office. The Company is in the process of purchasing certain Year 2000 compliant software which will facilitate the production of manual accounts payable and payroll checks should the Company's primary computer applications fail to perform as designed. In addition, the Company is considering the possibility of preprinting and securing payroll checks to ensure timely payment to employees.

Certain of the Company's Year 2000 compliant computers interface and access computer programs maintained by the Medicare and Medicaid Programs. In addition, certain funds are received electronically from these programs. In the event the Company is unable to bill these programs electronically due to system failures of these programs, the Company is positioned to perform manual billing via templates, manual workarounds and the reallocation of personnel to handle the workload. We understand that cash receipts will be received in lump sums via checks should system failures at the Medicare and Medicaid Programs occur.

Company personnel are developing templates to facilitate the manual recording of transactions normally maintained in computerized subledgers and the general ledger in the event the ledger systems fail to perform as designed. Current personnel are well versed in the manual processing of all applications and all new personnel will be trained to perform functions manually to ensure continued operations of the Company. All non-information technology systems (i.e., hardware, biomedical equipment, etc.) which cannot be remediated and tested by October 1999 will be replaced immediately.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Certain of the Company's debt obligations are sensitive to changes in interest rates. The rates on the term loan and revolving credit facility, which both bear interest at LIBOR plus an applicable margin, are reset at various intervals, thus limiting their risk. The Company has not experienced significant changes in market risk due to the stability of interest rates during the six months ended June 30, 1999.

                          PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

The following exhibits are included herein:

(27) Financial Data Schedule

The Company did not file any reports on Form 8-K during the six months ended June 30, 1999.



                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



FOUNTAIN VIEW, INC.



Date:  August 16, 1999                 By:          /s/ PAUL C. RATHBUN
                                           -------------------------------------
                                                      Paul C. Rathbun
                                              Senior Vice President - Finance,
                                           Chief Financial Officer and Treasurer
                                                 (Principal Financial and
                                                    Accounting Officer)

Date:  August 16, 1999                 By:        /s/ JOHN L. FARBER
                                            ------------------------------------
                                                    John L. Farber
                                            Vice President - Controller and
                                                 Assistant Secretary