Form 10-Q
period 1999-09-30
FOUNTAIN VIEW INC
filed 1999-11-15
CIK 1055468

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended September 30, 1999

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

Yes [X] No [_]

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

                               TABLE OF CONTENTS

                              FOUNTAIN VIEW, INC.



                                                                                                                   Pages
                                                                                                                   ------
PART I - FINANCIAL INFORMATION
         Item 1.       Financial Statements

                       Consolidated Statements of Income                                                            1

                       Consolidated Balance Sheets                                                                 2, 3

                       Consolidated Statements of Cash Flows                                                       4, 5

                       Notes to Consolidated Financial Statements                                                  6 - 8

            Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations       9 - 14

            Item 3.    Quantitative and Qualitative Disclosure of Market Risk                                        14


PART II - OTHER INFORMATION

            Item 6.    Exhibits and Reports on Form 8-K                                                              15

SIGNATURES                                                                                                           15

                        PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

                              FOUNTAIN VIEW, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                                 (In thousands)


                                                                     Three Months Ended                      Nine Months Ended
                                                                        September 30,                          September 30,
                                                                    1999             1998                  1999             1998
                                                                ------------------------------        ----------------------------

Net revenues                                                     $67,821          $67,118              $204,838        $155,487

Expenses:
  Salaries and benefits                                           33,418           35,296               101,186          81,015
  Supplies                                                         8,535            7,157                23,946          17,682
  Purchased services                                               7,354            7,670                23,804          19,786
  Provision for doubtful accounts                                    756              680                 3,066           1,448
  Other expenses                                                   5,143            4,471                15,590           9,524
  Rent                                                             1,319            1,250                 3,918           3,050
  Rent to related parties                                            444              457                 1,332           1,339
  Depreciation and amortization                                    3,989            3,585                11,753           7,518
  Interest expense, net of interest income                         5,900            5,870                17,665          12,089
                                                                 ------------------------              ------------------------
Total expenses                                                    66,858           66,436               202,260         153,451
                                                                 ------------------------              ------------------------

Income before provision for income taxes and
  extraordinary item                                                 963              682                 2,578           2,036

Income tax provision                                                 562              272                 1,562             813
                                                                 ------------------------              ------------------------

Income before extraordinary item                                     401              410                 1,016           1,223

Extraordinary item:
  Loss on early extinguishment of debt, net of taxes
                                                                       -                -                     -            (517)
                                                                 ------------------------              ------------------------

Net income                                                       $   401          $   410              $  1,016        $    706
                                                                 ========================              ========================

                            See accompanying notes.

                              FOUNTAIN VIEW, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)


                                                                                          September 30,         December 31,
                                                                                              1999                  1998
                                                                                     ----------------------------------------
                                                                                           (Unaudited)             (Note)
Assets
Current assets:
 Cash and cash equivalents                                                                     $  1,553               $     -
 Accounts receivable, less allowance for doubtful accounts
    of $11,973 and $11,052 in 1999 and 1998, respectively                                        45,342                51,384
 Income taxes receivable                                                                            732                   732
 Current portion of deferred income taxes                                                        10,308                10,308
 Other current assets                                                                             9,387                 7,221
                                                                                     ----------------------------------------
Total current assets                                                                             67,322                69,645



Property and equipment, at cost:
  Land and land improvements                                                                     25,064                25,064
  Buildings and leasehold improvements                                                          214,789               211,348
  Furniture and equipment                                                                        29,607                28,440
  Construction in progress                                                                          871                 1,289
                                                                                     ----------------------------------------
                                                                                                270,331               266,141
Less accumulated depreciation and amortization                                                  (19,997)              (11,123)
                                                                                     ----------------------------------------
                                                                                                250,334               255,018



Notes receivable, less allowance for doubtful accounts of
 $656 and $590 in 1999 and 1998, respectively                                                     4,926                 5,553
Goodwill, net                                                                                    57,266                58,689
Deferred financing costs, net                                                                    10,684                11,961
Deferred income taxes                                                                             3,350                 5,385
Other assets                                                                                      4,499                 4,248
                                                                                     ----------------------------------------

Total assets                                                                                   $398,381              $410,499
                                                                                     ========================================


Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                            See accompanying notes.

                              FOUNTAIN VIEW, INC.

                    (In thousands, except stock information)


                                                                                          September 30,          December 31,
                                                                                              1999                   1998
                                                                                      ----------------------------------------
                                                                                         (Unaudited)              (Note)
Liabilities and Shareholders' Equity
Current liabilities:
   Payable to banks                                                                             $     -                $ 1,451
   Accounts payable and accrued liabilities                                                      26,396                 29,652
   Employee compensation and benefits                                                             7,340                  9,780
   Accrued interest payable                                                                       7,215                  3,366
   Current portion of deferred income taxes                                                         332                    332
   Current maturities of long-term debt and capital leases                                       11,953                  4,735
                                                                                      ----------------------------------------
Total current liabilities                                                                        53,236                 49,316

Long-term debt and capital leases, less current maturities                                      227,613                244,153

Deferred income taxes                                                                            34,658                 35,172
                                                                                      ----------------------------------------
Total liabilities                                                                               315,507                328,641

Preferred Stock Series A, mandatorily redeemable, $0.01 par value:
   1,000,000 shares authorized, 15,000 shares issued and outstanding at
   1999 and 1998 (liquidation preference of $15 million)                                         15,000                 15,000

Commitments and contingencies                                                                         -                      -


Shareholders' equity:
Common Stock Series A, $0.01 par value:  1,500,000 shares authorized,
   1,000,000 shares issued and outstanding at 1999 and 1998                                          10                     10

Common Stock Series B, $0.01 par value:  200,000 shares authorized,
   114,202 shares issued and outstanding at 1999 and 1998                                             1                      1

Common Stock Series C, $0.01 par value:  1,300,000 shares authorized,
   20,742 shares issued and outstanding at 1999 and 1998                                              -                      -
Additional paid-in capital                                                                      106,488                106,488
Accumulated deficit                                                                             (36,085)               (37,101)
Due from shareholder                                                                             (2,540)                (2,540)
                                                                                      ----------------------------------------
Total shareholders' equity                                                                       67,874                 66,858
                                                                                      ----------------------------------------

Total liabilities and shareholders' equity                                                     $398,381               $410,499
                                                                                      ========================================


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

                              FOUNTAIN VIEW, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                                                                    Nine Months Ended
                                                                                                      September 30,
                                                                                               1999                   1998
                                                                                         ------------------------------------
Operating activities:
 Net income                                                                                   $  1,016              $     706
 Adjustments to reconcile net income to net cash provided
   by operating activities:
   Depreciation and amortization                                                                11,753                  7,518
   Changes in operating assets and liabilities:
     Accounts receivable                                                                         6,266                 (6,689)
     Other current assets                                                                       (2,454)                 2,067
     Accounts payable and accrued liabilities                                                   (3,256)                (6,627)
     Employee compensation and benefits                                                         (2,440)                 1,538
     Accrued interest payable                                                                    3,849                  7,657
     Income taxes payable                                                                            -                    868
     Deferred income taxes                                                                       1,521                   (230)
                                                                                        -------------------------------------
 Total adjustments                                                                              15,239                  6,102
                                                                                         ------------------------------------
Net cash provided by operating activities                                                       16,255                  6,808

Investing activities:
 Principal payments on notes receivable                                                            659                    873
 Additions to property and equipment                                                            (4,190)                (5,695)
 Acquisition of Summit, net of cash acquired                                                         -               (151,792)
 Decrease in acquisition related liabilities                                                         -                (16,531)
 Changes in other assets                                                                          (398)                   (99)
                                                                                         ------------------------------------
Net cash used in investing activities                                                           (3,929)              (173,244)

Financing activities:
 Decrease in payable to bank                                                                    (1,451)                (1,177)
 Decrease in capital lease obligations                                                            (761)                (4,071)
 Principal payments on and retirement of long-term debt                                         (2,500)              (138,066)
 Draw (pay down) on revolving loan facility, net                                                (6,061)                 4,000
 Proceeds from long-term debt, net of issuance costs                                                 -                209,964
 Proceeds from issuance of common stock                                                              -                 82,000
 Proceeds from issuance of mandatorily redeemable
    preferred stock                                                                                  -                 15,000
                                                                                         ------------------------------------
Net cash (used in) provided by financing activities                                            (10,773)               167,650
                                                                                         ------------------------------------

Increase in cash and cash equivalents                                                            1,553                  1,214
Cash and cash equivalents at beginning of period                                                     -                  2,551
                                                                                         ------------------------------------
Cash and cash equivalents at end of period                                                    $  1,553              $   3,765
                                                                                         ====================================

                            See accompanying notes.

                              FOUNTAIN VIEW, INC.

                                  (Unaudited)
                                 (In thousands)

                                                                                                 Nine Months Ended
                                                                                                   September 30,
                                                                                             1999                 1998
                                                                                        ----------------------------------
Noncash activity:

Stock purchase in exchange for note receivable                                             $        -            $   2,540

Conversion of stock into paid-in capital                                                            -                    2

Details of purchase business combination:
 Fair value of assets acquired                                                             $        -            $ 373,948
 Less:  Liabilities assumed                                                                         -             (220,792)
                                                                                        ----------------------------------
 Cash paid for acquisition                                                                          -              153,156
 Less:  Cash acquired from Summit                                                                   -               (1,364)
                                                                                        ----------------------------------
 Net cash paid for acquisition                                                             $        -            $ 151,792
                                                                                        ==================================

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

4. Pro Forma Financial Results

The following table sets forth the pro forma unaudited results of operations assuming the purchase of Summit had been consummated as of January 1, 1998 (in thousands):

                                                                                  Nine Months Ended
                                                                                  September 30, 1998
                                                                           ----------------------------

Net revenues                                                                          $209,405
Income before provision for income taxes
  and extraordinary item                                                                    18
Net loss                                                                                  (581)

5. Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The Company expects to adopt SFAS 133 effective January 1, 2000. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of SFAS 133 will have a significant effect on its results of operations or financial position. The Company has no derivatives as of September 30, 1999.

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

The following table sets forth selected financial data by business segment (in thousands):

Selected Financial Data:

                                                  Nursing         Therapy
                                                 Services        Services      Pharmaceuticals      All Other         Totals
                                            ------------------------------------------------------------------------------------
Nine Months Ended
   September 30, 1999:

Revenues from external customers                    $180,832         $ 6,829            $16,248        $    929         $204,838
Intersegment revenues                                      -          11,860              3,763           1,702           17,325
                                            ------------------------------------------------------------------------------------
 Total revenues                                     $180,832         $18,689            $20,011        $  2,631         $222,163
                                            ====================================================================================

Segment profit (loss)                               $ 40,060         $ 4,451            $ 2,824        $(10,089)        $ 37,246

                                                  Nursing         Therapy
                                                 Services        Services      Pharmaceuticals      All Other         Totals
                                            ------------------------------------------------------------------------------------
Nine Months Ended
   September 30, 1998:

Revenues from external customers                    $139,671         $ 7,909            $ 7,905         $     2         $155,487
Intersegment revenues                                      -           7,744              4,424           2,600           14,768
                                            ------------------------------------------------------------------------------------
 Total revenues                                     $139,671         $15,653            $12,329         $ 2,602         $170,255
                                            ====================================================================================

Segment profit (loss)                               $ 27,602         $ 2,253            $ 1,820         $(5,643)        $ 26,032

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                      1999                 1998
                                                                             -----------------------------------------
Revenues:

External revenues for reportable segments                                          $204,838              $155,487
Intersegment revenues for reportable segments                                        17,325                14,768
Elimination of intersegment revenues                                                (17,325)              (14,768)
                                                                             -----------------------------------------
Total consolidated revenues                                                        $204,838              $155,487
                                                                             =========================================

7. Comprehensive Income

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), establishes standards for the reporting of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. SFAS 130 uses the term comprehensive income to describe the total of all components of comprehensive income, that is, net income plus other comprehensive income. Other comprehensive income items include unrealized gains and losses on available-for-sale securities; foreign currency translation adjustments; changes in the market value of certain futures contracts; and changes in certain minimum pension liabilities. Fountain View has no items of other comprehensive income in the periods reported, and, therefore, comprehensive income is equal to net income, as reported.

Item 2. Management's Discussion And Analysis of Financial Condition And Results of Operations (Unaudited)

Quarter Ended September 30, 1999 Compared to Quarter Ended September 30, 1998 (Dollars in Thousands)

Net revenues increased $703 or 1.0% from $67,118 for the quarter ended September 30, 1998 to $67,821 for the quarter ended September 30, 1999.

Total average occupancy was 82.8% for the quarter ended September 30, 1999 and 84.5% for the quarter ended September 30, 1998. The Company's quality mix (total net revenues less Medicaid net revenues) was 62.2% for the quarter ended September 30, 1999 and 62.8% for the quarter ended September 30, 1998.

Expenses, consisting of salaries and benefits, supplies, purchased services, provision for doubtful accounts and other expenses as a percent of net revenues decreased from 82.4% of net revenues for the quarter ended September 30, 1998 to 81.4% for the quarter ended September 30, 1999. Salaries and benefits were 49.3% of net revenues for the quarter ended September 30, 1999 compared to 52.6% for the quarter ended September 30, 1998. Expenses decreased $68 or 0.1% from $55,274 for the quarter ended September 30, 1998 to $55,206 for the quarter ended September 30, 1999.

Income before rent, rent to related parties, depreciation and amortization and interest expense increased $771 or 6.5% from $11,844 for the quarter ended September 30, 1998 to $12,615 for the quarter ended September 30, 1999 and was 18.6% of net revenues for the quarter ended September 30, 1999 compared to 17.6% for the quarter ended September 30, 1998.

Rent, rent to related parties, depreciation and amortization and interest expense increased $490 or 4.4% from $11,162 for the quarter ended September 30, 1998 to $11,652 for the quarter ended September 30, 1999. Substantially all of this increase is due to higher depreciation costs related to the purchase of property and equipment.

Net income decreased $9 or 2.2% from $410 for the quarter ended September 30, 1998 to $401 for the quarter ended September 30, 1999.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998 (Dollars in Thousands)

Net revenues increased $49,351 or 31.7% from $155,487 for the nine months ended September 30, 1998 to $204,838 for the nine months ended September 30, 1999. Substantially all of the increase was due to the acquisition of Summit.

Total average occupancy was 83.2% for the nine months ended September 30, 1999 and 84.6% for the nine months ended September 30, 1998. The Company's quality mix (total net revenues less Medicaid net revenues) was 63.0% for the nine months ended September 30, 1999 and 64.3% for the nine months ended September 30, 1998.

Expenses, consisting of salaries and benefits, supplies, purchased services, provision for doubtful accounts and other expenses as a percent of net revenues decreased from 83.3% of net revenues for the nine months ended September 30, 1998 to 81.8% for the nine months ended September 30, 1999. Salaries and benefits were 49.4% of net revenues for the nine months ended September 30, 1999 compared to 52.1% for the nine months ended September 30, 1998. Expenses increased $38,137 or 29.5% from $129,455 for the nine months ended September 30, 1998 to $167,592 for the nine months ended September 30, 1999. Substantially all of the increase was due to the acquisition of Summit.

Income before rent, rent to related parties, depreciation and amortization and interest expense increased $11,214 or 43.1% from $26,032 for the nine months ended September 30, 1998 to $37,246 for the nine months ended September 30, 1999 and was 18.2% of net revenues for the nine months ended September 30, 1999 compared to 16.7% for the nine months ended September 30, 1998.

Rent, rent to related parties, depreciation and amortization and interest expense increased $10,672 or 44.5% from $23,996 for the nine months ended September 30, 1998 to $34,668 for the nine months ended September 30, 1999. Substantially all of this increase was due to higher depreciation and amortization costs related to the acquisition of Summit's tangible and intangible assets and an increase in amortization costs and interest expense as a result of the debt refinancing.

Net income increased $310 or 43.9% from $706 for the nine months ended September 30, 1998 to $1,016 for the nine months ended September 30, 1999.

Selected statistics are shown below:

                                                                                                                Increase
                                                                       1999                   1998             (Decrease)
                                                                  ------------------------------------------------------
Facilities in operation at:
 March 31                                                               50                     50                      -
 June 30                                                                50                     50                      -
 September 30                                                           50                     50                      -
Nursing center beds at:
 March 31                                                            6,033                  6,033                      -
 June 30                                                             6,033                  6,033                      -
 September 30                                                        6,033                  6,033                      -
Assisted living beds at:
 March 31                                                              700                    700                      -
 June 30                                                               700                    700                      -
 September 30                                                          700                    700                      -
Total beds at:
 March 31                                                            6,733                  6,733                      -
 June 30                                                             6,733                  6,733                      -
 September 30                                                        6,733                  6,733                      -
Total occupancy:
 First quarter                                                        83.7%                  86.1%                 (2.4)%
 Second quarter                                                       83.0%                  84.4%                 (1.4)%
 Third quarter                                                        82.8%                  84.5%                 (1.7)%
Nursing center occupancy:
 First quarter                                                        85.2%                  89.0%                 (3.8)%
 Second quarter                                                       84.5%                  86.1%                 (1.6)%
 Third quarter                                                        84.1%                  86.1%                 (2.0)%
Assisted living center occupancy:
 First quarter                                                        70.7%                  66.3%                   4.4%
 Second quarter                                                       69.7%                  69.7%                     -
 Third quarter                                                        71.7%                  70.4%                   1.3%
Percentage of revenues from
 private, managed care and
 Medicare (quality mix):
   First quarter                                                      64.1%                  72.0%                 (7.9)%
   Second quarter                                                     62.7%                  63.5%                 (0.8)%
   Third quarter                                                      62.2%                  62.8%                 (0.6)%

Liquidity and Capital Resources (Dollars in Thousands)

At September 30, 1999, the Company had $1,553 in cash and cash equivalents and working capital of $14,086. During the nine months ended September 30, 1999, the Company's cash and cash equivalents increased by $1,553.

Net cash provided by operating activities increased $9,447 from $6,808 for the nine months ended September 30, 1998 to $16,255 for the nine months ended September 30, 1999. This increase was primarily due to reductions in accounts receivable which includes receipts from Medicare settlements and operating activities generated from Summit facilities.

Long-term debt, including current maturities, totaling $239,566 at September 30, 1999 consisted of mortgage and capital lease obligations of $19,466, a term loan credit facility of $87,500, $120,000 in senior subordinated notes, and borrowings on the Company's revolving loan facility of $12,600.

The Company had $17,400 in available borrowings on its revolving loan facility at September 30, 1999. The Company believes that it has sufficient cash flow from its existing operations and from its bank line of credit to service long-term debt due within one year of $11,953, which includes a capital lease purchase option of $3,584 on a skilled nursing facility in Texas which the Company plans to exercise in March of 2000, to make normal recurring capital replacements, additions and improvements of approximately $7,000 planned for the next 12 months and to meet other long-term working capital needs and obligations. The Company expects, on a selective basis, to pursue expansion of its existing centers and the acquisition or development of additional centers in markets where demographics and competitive factors are favorable.

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

The Company has completed its assessment of Year 2000 issues. This assessment includes information technology and non-information technology systems, as well as Year 2000 issues relating to third parties. This assessment includes estimated costs, an evaluation of associated risks, and contingency plans, as necessary, to ensure the Company is Year 2000 compliant. The

Company's plan with regard to the Year 2000 issue involves the following phases:
(i) assessment of systems to determine the extent to which the Company may be vulnerable to the Year 2000 issue, both internally and with respect to third parties; (ii) the development of remedies to address problems discovered in the assessment phase; (iii) the testing and implementation of such remedies; and
(iv) the preparation of contingency plans to address potential worst case scenarios should the remedies not be successful.

Based on its assessments, the Company is replacing certain of its existing packaged software applications that have been determined to be non-compliant with the Year 2000. These applications include certain of the facility-level billing and accounts receivable packages along with certain of the company-level accounts payable and general ledger applications, and certain hardware. The Company believes that, with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 issue could have a material adverse impact on the operations of the Company.

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

With respect to its information technology exposures, the Company has completed its hardware and facility-level billing and accounts receivable software replacement. The Company is currently considering two options with regards to replacing the company-level accounts payable and general ledger applications. The two options are the replacement of both systems in either early December 1999 or early January 2000. The latter option includes the completion of the year end financial statements on the existing computer system and the implementation of both systems for January 2000 transactions. Although the existing general ledger and accounts payable systems have been determined to be non-compliant with the Year 2000, management has determined that it will be sufficient to process all year end activity. Management anticipates deciding on these options by the end of November 1999. There can be no assurance, however, that such assessment will identify all potential Year 2000 issues. The failure of such assessment to identify all potential Year 2000 issues or the failure of the Company to timely develop and test remedies to any such issues, could result in delays in implementing any required modifications, conversions and updates to the Company's computer systems, as well as the implementation of any contingency plans. If such modifications, conversions and updates are not made or not completed in a timely manner, the Year 2000 issue could have a material adverse impact on the operations of the Company.

The remediation of non-information technology systems, primarily biomedical equipment, is significantly more difficult than the remediation of the information technology systems because each piece of equipment must be separately remediated and tested if identified as Year 2000 non-compliant. The Company has completed its inventorying and assessment of these non-information technology systems, has identified all mission-critical systems, and has queried all vendors to determine whether these systems are Year 2000 compliant and/or what remediation, if any, is required. The Company has completed its remediation efforts and testing and implementation of its remediated equipment. The cost of these external resources for this portion of the Year 2000 project totaled approximately $100,000.

Nature and Level of Importance of Third Parties and their Exposure to the Year 2000

The Company's payroll is processed directly by a third party vendor. The Company has received notification from the third party vendor ensuring that their payroll system is Year 2000 compliant.

Certain of the Company's billing systems interface directly with the Medicare and Medicaid Programs. In addition, payments are received electronically from the Medicare Program. Approximately 68% of net revenues are derived from these federally assisted programs. We understand that the Medicare and the applicable Medicaid Programs have notified their payees that they expect their systems to be Year 2000 compliant. However, the Company has no means of ensuring that these programs are or will be Year 2000 compliant. The inability of these programs to become Year 2000 compliant in a timely fashion could materially adversely impact the Company.

The Company does not share information systems or exchange information electronically with its suppliers or vendors. The Company has queried its significant suppliers and vendors (external agents) that do not share information systems with the Company. To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company. However, the Company has no means of ensuring that external agents will be Year 2000 compliant. The inability of external agents to become Year 2000 compliant in a timely fashion could materially adversely impact the Company.

Estimated Costs with Respect to the Year 2000

The Company is utilizing both internal and external resources to reprogram, or replace, test, and implement the software, hardware and equipment to ensure that it is Year 2000 compliant. The software and hardware costs relating to these new systems or new system upgrades are estimated to be approximately $500,000 and $130,000, respectively, and are being funded through operating cash flows. To date, the Company has incurred approximately $376,000 and $130,000, respectively, for new systems and equipment related to all phases of the Year 2000 project.

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

The Company is in the final stages of completing worst case contingency plans for certain critical applications. Year 2000 compliant computers have been placed at each facility and at the Company's corporate office. The Company has purchased certain Year 2000 compliant software which will facilitate the production of manual accounts payable and payroll checks should the Company's primary computer applications fail to perform as designed. In addition, the Company is considering the possibility of preprinting and securing payroll checks to ensure timely payment to employees.

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

Company personnel are developing procedures to facilitate the manual recording of transactions normally maintained in computerized subledgers and the general ledger in the event the ledger systems fail to perform as designed. Current personnel are well versed in the manual processing of all applications and all new personnel will be trained to perform functions manually to ensure continued operations of the Company. All non-information technology systems (i.e., hardware, biomedical equipment, etc.) which could not be remediated have been replaced.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Certain of the Company's debt obligations are sensitive to changes in interest rates. The rates on the term loan and revolving credit facility, which both bear interest at LIBOR plus an applicable margin, are reset at various intervals, thus limiting their risk. The Company has not experienced significant changes in market risk due to the stability of interest rates during the nine months ended September 30, 1999.

                          PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

The following exhibits are included herein:

(27) Financial Data Schedule

The Company did not file any reports on Form 8-K during the nine months ended September 30, 1999.



                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



FOUNTAIN VIEW, INC.



Date:  November 15, 1999          By:  /s/PAUL C. RATHBUN
                                      -----------------------------------
                                          Paul C. Rathbun
                                      Senior Vice President - Finance,
                                   Chief Financial Officer and Treasurer
                                         (Principal Financial and
                                            Accounting Officer)

Date:  November 15, 1999          By:  /s/JOHN L. FARBER
                                      -----------------------------------
                                           John L. Farber
                                     Vice President - Controller and
                                          Assistant Secretary