Form 10-K405
period 1999-12-31
FOUNTAIN VIEW INC
filed 2000-03-30
CIK 1055468

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1999

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

The number of shares outstanding of the registrant's common stock as of December 31, 1999 was 1,134,944.

                               TABLE OF CONTENTS


                                                                                                           Pages
                                                                                                      -------------
                                                      PART I
Item 1.       Business                                                                                      1
Item 2.       Properties                                                                                    9
Item 3.       Legal Proceedings                                                                             11
Item 4.       Submission of Matters to a Vote of Security Holders                                           11

                                                      PART II

Item 5.       Market for Registrant's Common Stock and Related Stockholder Matters                          11
Item 6.       Selected Financial Data                                                                       12
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations         12
Item 7.A.     Quantitative and Qualitative Disclosures about Market Risk                                    16
Item 8.       Financial Statements and Supplementary Data                                                   17
Item 9.       Changes In and Disagreements with Accountants on Accounting and Financial Disclosure          40

                                                      PART III

Item 10.      Directors and Executive Officers of the Registrant                                            40
Item 11.      Executive Compensation                                                                        42
Item 12.      Security Ownership of Certain Beneficial Owners and Management                                44
Item 13.      Certain Relationships and Related Transactions                                                46

                                                      PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K                               50

                                     PART I

Item 1. Business

General

Fountain View, Inc. ("Fountain View" or the "Company"), a Delaware Corporation, along with its subsidiaries, is a leading operator of long-term care facilities and a leading provider of a full continuum of post-acute care services, with a strategic emphasis on sub-acute specialty medical care. The Company operates 50 facilities with approximately 6,700 beds serving Medicare, Medicaid, managed care, private pay and other patients. Sub-acute care is generally short-term, goal-oriented rehabilitation care intended for individuals who have a specific illness, injury or disease, but who do not require many of the services provided in an acute care hospital. Sub-acute care is typically rendered immediately after, or in lieu of, acute hospitalization in order to treat such specific medical conditions.

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

Operations

Services

Basic Healthcare Services

The Company provides skilled nursing care in each of its 44 SNFs which collectively have 6,032 beds. Skilled nursing care consists of 24-hour care by registered nurses, licensed practical or vocational nurses and certified aides, as well as room and board, special nutritional programs, social services, recreational activities and related medical and other services that may be prescribed by a physician. Assisted living services include general services provided by the Company's six ALFs, which collectively have 700 beds. These services consist of basic room and board, social activities and assistance with activities of daily living such as dressing and bathing.

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

The Company is in the process of obtaining accreditation by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO") for each of its facilities. As of December 31, 1999, 18 of the Company's 44 SNFs are JCAHO accredited or are awaiting formal declaration of such accreditation, with the remainder of the facilities slated for JCAHO accreditation review in the next 24 months. Management believes that the Company's JCAHO accreditation will assist the Company in obtaining and maintaining high occupancy rates at its facilities and demonstrates its commitment to a high standard of quality of care.

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

Therapy Services. Locomotion Therapy, Inc., a subsidiary of the Company, provides rehabilitative physical, occupational and speech therapy to unaffiliated nursing home operators and acute care hospitals as well as to Fountain View facilities, using a progressive, personalized treatment approach to promote the patient's highest level of independence in mobility and strength. Many of the Company's patients who have undergone orthopedic surgeries, including joint replacements such as total hip or knee replacements or fractures, receive physical therapy. The Company's physical therapists also perform wound care and utilize electric stimulation to stimulate viable tissue regrowth. Occupational therapy addresses improvements in functional skills of the upper body and all aspects of self-care. The Company also provides range of motion and strengthening exercises for contracture prevention and reduction. Speech therapists treat patients with speech disorders, perceptual problems, cognitive problems and swallowing problems. In conjunction with the Company's nursing staff and respiratory therapists, speech therapists help tracheotomy and ventilator patients use speaking valves and breathing methods which allow them to communicate with others.

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

Outpatient Therapy Clinics. The Company's On-Track subsidiary provides physical therapy services to outpatients through two facilities in Fresno, California. The Company intends to open additional facilities in underserved markets where it has existing relationships with doctors and currently provides physical therapy services to nursing homes through Locomotion Therapy, Inc.


Durable Medical Equipment. The Company provides various types of durable medical equipment to Company-owned facilities, as well as unaffiliated facilities, through a subsidiary. The types of equipment and supplies provided include enteral feeding supplies, poles and pumps, catheterization equipment and orthotics.

Sources of Revenue

The Company's SNFs receive payment for healthcare services from federally assisted Medicaid and Medicare Programs, health maintenance organizations, the Veterans Administration and directly from patients or their responsible parties or insurers. The Company's ALFs receive payment exclusively from private individuals, some of whom depend upon supplemental Social Security payments as a primary source of income. The sources and amounts of the Company's revenues are and will continue to be determined by a number of factors, including the licensed bed capacity of its facilities, occupancy rate, quality mix, the type of services rendered to the patient and the rates of reimbursement among payor categories (primarily private, Medicare and Medicaid). Quality mix represents revenues from Medicare, Medi-Cal sub-acute, managed care, and private pay patients as a percentage of net revenues.

The following table sets forth for the Company's SNFs, ALFs, pharmacy and therapy operations the approximate percentages of net revenues, on a combined basis, derived from the various payor categories for the periods indicated.

                                                                               Year Ended December 31,
                                                                       1999                 1998            1997
                                                                    ----------------------------------------------
Managed care and private pay                                        32.1%                40.1%                44.2%
Medicare                                                            30.6                 24.6                 25.6
Medi-Cal sub-acute                                                   1.5                  1.5                  3.1
                                                                    ----------------------------------------------
 Subtotal (Quality Mix)                                             64.2                 66.2                 72.9
Medicaid                                                            35.8                 33.8                 27.1
                                                                   ----------------------------------------------
 Total                                                             100.0%               100.0%               100.0%
                                                                   ================================================

Changes in the quality mix between Medicaid, Medicare, managed care or private pay can significantly affect profitability. Medicare, Medi-Cal sub-acute, managed care and private pay patients constitute the most profitable payor categories and Medicaid patients the least profitable.

Employees

As of December 31, 1999, Fountain View had approximately 6,600 full-time equivalent employees. The Company has three collective bargaining agreements with a union covering approximately 400 employees. Fountain View considers the relations with its employees to be good and it has not experienced any strikes or work stoppages. Fountain View is subject to federal and state minimum wage and applicable federal and state wage and hour laws and maintains various employee benefit plans.

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

Workers' Compensation. Fountain View operates under a fully insured workers' compensation policy for its California and Arizona employees. Texas employees are covered by an employer's excess and occupational indemnity policy with no policy limits. The Company's self-insured retention is $100,000 per occurrence.

General and Professional Liability. Fountain View's skilled nursing services subject it to liability risk. Malpractice claims may be asserted against the Company if its services are alleged to have resulted in patient injury or other adverse effects, the risk of which is greater for higher-acuity patients, such as those receiving specialty and sub-acute services, than for traditional long-term care patients. Fountain View has from time to time been subject to malpractice claims and other litigation in the ordinary course of business. While the Company believes that the ultimate resolution of all pending legal proceedings will not have a material adverse effect on the Company's financial condition, there can be no assurance that future claims will not have such an effect on the Company.

Fountain View's policy for general and professional liability coverage for the original Fountain View facilities is a per occurrence policy and has limits of $1,000,000 per occurrence and $3,000,000 in the aggregate per year and carries no deductible. This policy also includes employee benefits liability with limits of $1,000,000 per employee and $1,000,000 in the aggregate per year and carries a $1,000 deductible per employee. In addition, Fountain View maintains a claims-made policy for general and professional liability, employment practices and employee benefits liability for all facilities with limits of $1,000,000 per occurrence and $3,000,000 in the aggregate per year and carries a self-insured retention of $350,000 per occurrence and a $2,350,000 annual aggregate loss limit. Additional insurance is provided for all facilities through a claims-made umbrella policy with limits of $15,000,000 per occurrence and $15,000,000 in the aggregate per year over its primary general and professional, employment practices and employee benefits liability.

Although Fountain View has not been subject to any judgments or settlements in excess of its respective insurance limits, there can be no assurance that claims for damages in excess of such coverage limits will not arise in the future.

Regulation

Licensure. The Company's SNF, ALF, therapy, pharmacy and DME businesses are subject to various regulatory and licensing requirements of state and local authorities in California, Texas and Arizona. Each SNF is licensed by either the California Department of Health Services, the Texas Department of Human Services or the Arizona Department of Health Services, as applicable. Each ALF is licensed by the California Department of Social Services and the pharmacies are licensed by the California Board of Pharmacy and the Texas State Board of Pharmacy. All licenses must be renewed annually, and failure to comply with applicable rules, laws and regulations could lead to revocation of licenses. In granting, monitoring and renewing licenses, these agencies consider, among other things, the physical condition of the facility, the qualifications of the administrative and nursing staffs, the quality of care and compliance with applicable laws and regulations. Such regulatory and licensing requirements are subject to change, and there can be no assurance that the Company will continue to be able to maintain necessary licenses or that it will not incur substantial costs in doing so. Failure to comply with such requirements could result in the loss of the right to reimbursement by Medicare or Medicaid as well as the right to conduct the business of the licensed entity. Further, the facilities operated by the Company are subject to periodic inspection by governmental and other regulatory authorities to assure continued compliance with various standards and to provide for their continued licensing under state law and certification under the Medicare and Medicaid Programs.

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

In December 1998, the provider agreement for one of the Company's SNFs was terminated as a result of surveys conducted by the California Department of Health Services. The Company settled this issue and the provider agreement was reinstated for the Medicare and Medicaid Programs. In November 1999, the provider agreement for another of the Company's SNFs was terminated as a result of surveys conducted by the California Department of Health Services. The Company has passed the initial survey required for reinstatement into the Medicare and Medicaid Programs and is awaiting a second survey which is expected to occur in April 2000. The facility will be reinstated into the Medicare and Medicaid Programs upon passing the second survey. See Note 16 to the consolidated financial statements for a further discussion of this issue.

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

Fiscal intermediaries also occasionally undertake a more in-depth audit of a facility's billing or other records. In March 1997, one of the Company's facilities was the subject of a Medicare billing audit by its fiscal intermediary, resulting in a finding that approximately $1,500,000 of charges for SNF services lacked a timely certification of medical necessity by a physician. The Company repaid such charges against the reimbursement of current claims. Following this audit, the Company adopted measures to strengthen its documentation relating to physician certification. In 1999, one of the Company's fiscal intermediaries performed focused audits as a part of the normal annual audit process at certain of the Company's SNFs. The Company has not received the final results on these audits. As indicated above, the Company maintains certain reserves to cover such potential audit adjustments. While the Company does not believe that it is subject to any other focused reviews or audits, there can be no assurance that substantial monies will not be expended by the Company in connection with any such audit or to defend allegations arising therefrom. If it were found that a significant number of the Company's Medicare claims failed to comply with Medicare billing or other requirements, the Company could be materially adversely affected.

Prospective Payment System ("PPS"). The Balanced Budget Act requires the establishment of a prospective payment system, or PPS, for Medicare Part A SNF services under which facilities are paid a per diem rate for virtually all covered SNF services in lieu of the former cost-based reimbursement rate. PPS is being phased in over three cost reporting periods, starting with cost reporting periods beginning on or after July 1, 1998. The Balanced Budget Act also implemented consolidated billing on non-physician Part B services provided to Medicare residents. Consolidated billing requires that SNFs be responsible for billing all but specifically excluded services provided to Medicare residents. Prior to consolidated billing, vendors who contracted with SNFs to provide Medicare-covered services, such as therapy services, billed Medicare independently for those services. Under consolidated billing, SNFs will be responsible for billing for most such services and, consequently, will be directly compensating their vendors for services provided to Medicare residents. Consolidated billing was to begin for services provided on or after July 1, 1998 but it has been indefinitely delayed by the Medicare Program. The Balanced Budget Act also implemented fee screens for Part B therapy services provided on or after January 1, 1999. These fee screens establish a set amount of reimbursement for each procedure compared to the former cost-based system. In addition, the Balanced Budget Act imposes a $1,500 per beneficiary annual cap on certain Part B therapy services. During the initial phases of PPS, the Company was able to off-set reductions in Medicare reimbursement from those reimbursement levels experienced under the cost-based reimbursement system through reductions in certain of its ancillary service costs. As the Company moves through the PPS transition to the federal rates, it will experience further reductions in its per diem Medicare reimbursement. There can be no assurance that the Company's revenues under this remaining portion of the transition to the federal rate will be sufficient to cover its costs to operate its facilities.

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

Balanced Budget Refinement Act. In November 1999, the Balanced Budget Refinement Act of 1999 was enacted. This legislation increases the federal PPS rate by 20% on fifteen categories of Medicare patients in SNFs, effective April 1, 2000. In addition, the federal PPS rate will increase by 4% in all categories on October 1, 2000 and 2001. The Act also allowed SNFs to elect the full federal rate as opposed to continuing with the transition period. The $1,500 per beneficiary annual caps on certain Part B therapy services were suspended for a two year period under this Act. The Company believes that the provisions of the Act will have a positive impact on the revenues of the Company, effective April 1, 2000.

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

Pharmacy Regulation. The Company's pharmacies are subject to a variety of state licensing and other laws governing the storage, handling, selling or dispensing of drugs, in addition to federal regulation under the Food, Drug and Cosmetic Act and the Prescription Drug Marketing Act. Moreover, the Company is required to register its pharmacies with the United States Drug Enforcement Administration, and to comply with requirements imposed by that agency with respect to security and reporting of inventories and transactions. Medicare pays for the costs of prescription drugs furnished in a number of different settings. Medicaid Programs reimburse pharmacies for drugs supplied to patients based on the cost of the drug plus a mark-up that varies depending on the type of drugs supplied.

Outpatient Therapy Regulation. Outpatient therapy services were reimbursed on a per visit basis, subject to cost limits established by HCFA for the given type of therapy provided to the patient. The Balanced Budget Act contains provisions affecting outpatient rehabilitation agencies and providers, including a 10% reduction in operating and capital costs for 1998, a fee schedule for therapy services which began in 1999 and the application of per beneficiary therapy caps for all outpatient rehabilitation services which began in 1999. These provisions affect the reimbursement to the Company in connection with the services provided by On-Track, the Company's outpatient therapy subsidiary, and for Part B services provided to patients of the Company's SNFs.

DME Regulation. Medicare generally provides reimbursement for DME on a fee schedule basis. The amount reimbursed depends on the classification of the DME and, generally, will be the lesser of the provider's actual charge for the DME or the fee schedule amount.

Referral Restrictions and Fraud and Abuse. The Company is also subject to federal and state laws that govern financial and other arrangements between healthcare providers. Federal law, as well as the law in California, Texas and Arizona and other states, prohibits direct or indirect payments in some cases or fee-splitting arrangements between healthcare providers that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products and services. These laws include the federal Anti-Kickback Statute that prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, the referral of Medicare and Medicaid patients. A wide array of relationships and arrangements, including ownership interests in a company by persons who refer or are in a position to refer patients, as well as personal service agreements have, under certain circumstances, been alleged or been found to violate these provisions. Certain arrangements, such as the provision of services for less than fair market value compensation, may also violate such laws. Because of the law's broad reach, the federal government has published regulations, known commonly as "safe harbors", which set forth the requirements under which certain relationships will not be considered to violate the law. One of these safe harbors protects payments for personal services which are set in advance at a fair market rate and which do not vary with the value or volume of services referred, provided there is a written contract which meets certain requirements. A similar safe harbor applies for certain agreements for management services. A safe harbor for discounts, which focuses primarily on appropriate disclosure, is also available. A violation of the federal Anti-Kickback Statute and similar state laws could result in the loss of eligibility to participate in Medicare or Medicaid, or in criminal penalties of up to five years imprisonment and/or $25,000 in fines.

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

There are also various federal and state laws prohibiting other types of fraud by healthcare providers, including criminal provisions that prohibit filing false claims or making false statements to receive payment or certification under Medicare and Medicaid, or failing to refund overpayments or improper payments. Violation of these provisions is a felony punishable by up to five years imprisonment and/or $25,000 in fines. Civil provisions prohibit the known filing of a false claim or the known use of false statements to obtain payment. The penalties for such a violation are fines of not less than $5,000 or more than $10,000, plus treble damages, for each claim filed.

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

OIG Work Plan. Under Operation Restore Trust, a major anti-fraud demonstration project, the Office of the Inspector General ("OIG"), in cooperation with other federal and state agencies, has focused on the activities of SNFs, home health agencies, hospices and DME suppliers in certain states, including California and Texas, in which the Company currently operates. Due to the success of Operation Restore Trust, the project has been expanded to numerous other states and to additional healthcare providers including providers of ancillary nursing home services. The Fiscal Year 2000 OIG Work Plan identifies twelve investigative focus areas relating to nursing home care. While management does not believe the Company is the subject of any Operation Restore Trust or other OIG investigations, there can be no assurance that substantial monies will not be expended by the Company to cooperate with any such investigation or to defend allegations arising therefrom. If it were found that any of the Company's practices failed to comply with the anti-fraud provisions, the Company could be materially affected.

Corporate Compliance Program. In July 1999, the Company implemented a formal corporate compliance program. This included the appointment of a Compliance Officer who oversees the program and reports directly to the Company's Board of Directors. This program sets standards, policies and procedures regarding compliance with applicable laws governing financial relationships among healthcare providers or other potential sources of referrals and is designed to ensure that the business and billing practices of the Company comply with applicable laws. This program also formally establishes policies and procedures with respect to quality of care and resident's rights. A toll-free compliance hotline has been established to provide employees and other persons the ability to report suspected violations or questionable practices.

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

Shift to Managed Care. Management anticipates that one of the most significant changes to the financing of healthcare services is the shift to managed care, and that the federal Medicare Program, state Medicaid Programs and private insurers will place greater reliance on managed care alternatives in the future. According to HCFA, in 1996, 35% of Medicare enrollees in California had enrolled in a managed care program. In comparison, 8% of Medicare enrollees in Texas had enrolled in managed care programs, and approximately 14% of Medicare enrollees nationwide had enrolled in a managed care program. Providers are generally willing to discount charges for services to managed care patients because managed care plans can direct or strongly influence the flow of patients. Management believes that the Company is likely to serve an increasing proportion of managed care enrollees in the future, although payment rates and the timeliness of payments for such services may not be as favorable as those presently in effect. There can be no assurance that changes in reimbursement rates for services provided under managed care programs will not adversely affect the Company's revenues.

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

Item 2. Properties

As of December 31, 1999, the Company owns or leases 44 SNFs with a total of 6,032 beds and six ALFs with a total of 700 beds. In addition, the Company owns its corporate headquarters and leases space in buildings for its pharmacy and therapy businesses. The following table sets forth certain information concerning the SNFs and ALFs currently operated by the Company.

                                                                                   Number of Beds
                                                               ----------------------------------------------------
Facility                                         Location             Owned            Leased            Total
-------------------------------------------------------------------------------------------------------------------
Skilled Nursing - California
Alexandria                                 Los Angeles                         -              177               177
Anaheim                                    Anaheim                             -               99                99
Bay Crest                                  Torrance                            -               80                80
Brier Oak Terrace                          Los Angeles                         -              159               159
Carehouse                                  Santa Ana                         174                -               174
Devonshire                                 Hemet                              99                -                99
Earlwood                                   Torrance                           87                -                87
Elmcrest                                   El Monte                            -               96                96
Fountain                                   Orange                            169                -               169
Fountain View                              Los Angeles                         -               99                99
Hancock Park                               Los Angeles                         -              141               141
Montebello                                 Montebello                          -               99                99
Palm Grove                                 Garden Grove                        -              129               129
Rio Hondo                                  Montebello                          -              200               200
Royalwood                                  Torrance                            -              110               110
Sharon                                     Los Angeles                         -               86                86
Sycamore Park                              Los Angeles                         -               90                90
Valley                                     Fresno                             99                -                99
Villa Maria                                Santa Maria                        88                -                88
Willow Creek                               Fresno                            159                -               159
Woodland                                   Reseda                              -              157               157
                                                               ----------------------------------------------------
 Subtotal                                                                    875            1,722             2,597
Skilled Nursing - Texas
Briarcliff                                 McAllen                             -              194*              194
Cityview                                   Fort Worth                        210                -               210
Clairmont-Beaumont                         Beaumont                          148                -               148
Clairmont-Longview                         Longview                          178                -               178
Clairmont-Tyler                            Tyler                             120                -               120
Colonial Manor                             New Braunfels                     160                -               160
Colonial Tyler                             Tyler                             172                -               172
Comanche Trail                             Big Spring                          -              119*              119
Coronado                                   Abilene                           235                -               235
Guadalupe Valley                           Seguin                              -              152*              152
Hallettsville Rehab & Nursing              Hallettsville                     120                -               120
Heritage Oaks                              Lubbock                           159                -               159
Live Oak                                   George West                         -              100*              100
Lubbock                                    Lubbock                           117                -               117
Monument Hill                              La Grange                         110                                110
Oak Crest                                  Rockport                           92                -                92
Oak Manor                                  Flatonia                           90                -                90
Oakland Manor                              Giddings                          120                -               120
Southwood                                  Austin                            118                -               118
The Woodlands                              Houston                           206                -               206
Town & Country                             Boerne                            125                -               125
West Side                                  White Settlement                  240                -               240
                                                               ----------------------------------------------------
 Subtotal                                                                  2,720              565             3,285
Skilled Nursing - Arizona
Los Olivos                                 Phoenix                             -              150               150
                                                               ----------------------------------------------------
 Total Skilled Nursing                                                     3,595            2,437             6,032

                                                                                   Number of Beds
                                                               ---------------------------------------------------
Facility                                         Location             Owned            Leased           Total
------------------------------------------------------------------------------------------------------------------
Assisted Living - California
Ashton Court                               Orange                             66                -               66
Carson                                     Carson                            230                -              230
Fountain                                   Orange                             87                -               87
Hancock Park                               Los Angeles                         -              166              166
Hemet                                      Hemet                             100                -              100
Spring                                     Torrance                           51                -               51
                                                               ---------------------------------------------------
 Total Assisted Living                                                       534              166              700
                                                               ---------------------------------------------------
Grand Total                                                                4,129            2,603            6,732
                                                               ===================================================

    * The lease agreement includes an option to purchase these facilities.

Item 3. Legal Proceedings

Fountain View is subject to routine litigation in the ordinary course of business. Although there can be no assurance, in the opinion of management, the ultimate resolution of all pending legal proceedings will not have a material adverse effect on the Company's business, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's security holders during the fourth quarter of its fiscal year ended December 31, 1999.

                                    PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

Market Information

There is no established public trading market for the Company's common stock.

Holders

As of February 29, 2000, the Company had 1,134,944 shares of common stock outstanding held by approximately 34 shareholders of record.

Dividends

No dividends were paid during the year ended December 31, 1999. The Company's ability to pay dividends is limited by the credit agreement related to the Term Loan Facility and the Revolving Credit Facility and the indenture agreement related to the Senior Subordinated Notes. See Note 7 to the consolidated financial statements. Payment of dividends or distributions is also limited as long as the Series A Preferred Stock remains outstanding.

Item 6. Selected Financial Data

                            SELECTED FINANCIAL DATA
                             (Dollars in thousands)

The following table summarizes selected financial data of the Company and should be read in conjunction with the related Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements:

                                                          1999        1998        1997        1996       1995
                                                     ---------------------------------------------------------
Consolidated Statement of Operations Data (year ended
 December 31):

 Net revenues                                           $272,478    $223,143    $ 67,905    $59,432    $55,836
 Income (loss) before provision for income taxes and
  extraordinary item                                         770      (3,121)      5,563      3,878      2,640

 Net income (loss)                                          (379)     (2,906)      5,202      3,800      2,586

Consolidated Balance Sheet Data (at December 31):

 Total assets                                            395,036     410,499      25,941     24,122     24,693
 Long-term debt, including current maturities and
  excluding redeemable, preferred stock                  245,114     248,888      30,076        666      6,764

 Stockholders' equity (deficit)                           66,479      66,858     (12,236)    16,601      9,957

Other Data:

Nursing centers:
 Total beds (at December 31)                               6,032       6,032       1,061      1,061      1,061
 Average occupancy (year ended December 31)                 84.5%       86.3%       89.3%      88.8%      88.1%

Assisted living centers:
 Total beds (at December 31)                                 700         700         166        166        166
 Average occupancy (year ended December 31)                 70.7%       70.2%       52.8%      50.0%      50.0%

Total nursing and assisted living centers:
 Total beds (at December 31)                               6,732       6,732       1,227      1,227      1,227
 Average occupancy (year ended December 31)                 83.1%       84.6%       84.4%      83.6%      82.9%


Item 7. Management's Discussion And Analysis of Financial Condition And Results of Operations (Dollars in Thousands)

Twelve Months Ended December 31, 1999 Compared to Twelve Months Ended December 31, 1998

Net revenues increased $49,335 or 22.1% from $223,143 in the year ended December 31, 1998 to $272,478 in the year ended December 31, 1999. Substantially all of the increase was due to the results of Summit being included for the full 12 months of 1999.

Total average occupancy was 83.1% in the year ended December 31, 1999 and 84.6% in the year ended December 31, 1998. The Company's quality mix (total net revenues less Medicaid net revenues) was 64.2% in the year ended December 31, 1999 and 66.2% in the year ended December 31, 1998. Expenses, consisting of salaries and benefits, supplies, purchased services, provision for doubtful accounts and other expenses as a percent of net revenues decreased from 85.5% of net revenues in the year ended December 31, 1998 to 82.6% in the year ended

December 31, 1999. Salaries and benefits were 49.6% of net revenues in the year ended December 31, 1999 compared to 52.0% in the year ended December 31, 1998. This decrease was partly due to a restructuring of Company benefits in August 1998. Expenses increased $34,481 or 18.1% from $190,687 in the year ended December 31, 1998 to $225,168 in the year ended December 31, 1999. Substantially all of the increase was due to the results of Summit being included for the full 12 months of 1999.

Income before rent, rent to related parties, depreciation and amortization and interest expense increased $14,854 or 45.8% from $32,456 in the year ended December 31, 1998 to $47,310 in the year ended December 31, 1999 and was 17.4% of net revenues in the year ended December 31, 1999 compared to 14.5% in the year ended December 31, 1998.

Rent, rent to related parties, depreciation and amortization and interest expense increased $10,963 or 30.8% from $35,577 in the year ended December 31, 1998 to $46,540 in the year ended December 31, 1999. Substantially all of this increase was due to depreciation and amortization costs related to the acquisition of Summit's tangible and intangible assets and amortization costs and interest expense as a result of the debt refinancing, both of which are included for the full 12 months of 1999.

Twelve Months Ended December 31, 1998 Compared to Twelve Months Ended December 31, 1997

Net revenues increased $155,238 or 228.6% from $67,905 in the year ended December 31, 1997 to $223,143 in the year ended December 31, 1998. Substantially all of the increase was due to the acquisition of Summit.

Total average occupancy was 84.6% in the year ended December 31, 1998 and 84.4% in the year ended December 31, 1997. The Company's quality mix (total net revenues less Medicaid net revenues) was 66.2% in the year ended December 31, 1998 and 72.9% in the year ended December 31, 1997.

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

Income before rent, rent to related parties, depreciation and amortization and interest expense increased $20,756 or 177.4% from $11,700 in the year ended December 31, 1997 to $32,456 in the year ended December 31, 1998 and was 14.5% of net revenues in the year ended December 31, 1998 compared to 17.2% in the year ended December 31, 1997.

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

Prior to the Fountain View Equity Transactions, most of the individually owned corporations had elected to be taxed as cash basis S-Corporations and, until July 31, 1997, only recorded state income taxes. On a pro forma basis, for the year ended December 31, 1997, the Company has recorded a charge in lieu of income taxes to arrive at a combined pro forma effective tax rate of 35.1% as if the Company had been taxed as a C-Corporation. Net income after the pro forma charge in lieu of income taxes, decreased $6,518 or 180.5% from $3,612 in the year ended December 31, 1997 to a net loss of $2,906 in the year ended December 31, 1998.

Liquidity and Capital Resources

At December 31, 1999, the Company had $0 in cash and cash equivalents and working capital of $18,823. The Company utilizes its cash balances to reduce amounts drawn on its revolving credit facility; as such, the cash and cash equivalents balance is minimal. During the year ended December 31, 1999, the Company's cash and cash equivalents remained unchanged.

Net cash provided by operating activities increased $1,056 from $4,433 in the year ended December 31, 1998 to $5,489 in the year ended December 31, 1999. This increase was primarily due to an increase in depreciation and amortization and a reduction in accounts receivable, partially offset by a decrease in accounts payable and accrued liabilities.

In 1999, $5,582 was used for the purchase of property and equipment compared to $7,654 and $2,570 in 1998 and 1997, respectively. In addition, $153,521, net of cash acquired, was used for the acquisition of Summit in 1998.

In 1999, the Company used a net $1,671 in financing activities which consisted principally of repayments of debt of $3,750 and reductions in capital lease obligations of $1,013 financed by the increase in payable to bank of $2,103 and net draws on the revolving loan facility of $989. In 1998, $333,520 was provided by financing activities (net of applicable issuance costs) from the issuance of common stock, preferred stock and proceeds from the issuance of long-term debt and borrowings on the Company's bank line of credit, offset by the payoff of the Company's then existing credit facilities totaling $158,465 in connection with the Summit acquisition. In 1997, the Company used a net $7,604 in financing activities which consisted principally of borrowings on the Company's credit facility of $32,500, proceeds from the issuance of stock and shareholder contributions of $13,959, less distributions to shareholders of $48,118, and repayments of debt totaling $6,065.

Long-term debt, including current maturities, totaling $245,114 at December 31, 1999 consisted of mortgage and capital lease obligations of $19,214, a term loan credit facility of $86,250, $120,000 in senior subordinated notes, and borrowings on the Company's revolving loan facility of $19,650. The term loan credit and revolving loan facilities, collectively known as the "Bank Credit Facility", contain usual and customary covenants including certain financial covenants, including a minimum fixed charge ratio, a maximum leverage ratio and a minimum net worth test. The Company was not in compliance with certain financial covenants at December 31, 1999. The covenants were amended by the Bank Group in March 2000. After the amendment, the Company was in compliance with all financial covenants, and the Company anticipates it will be in compliance in the year 2000.

The Company had $10,350 in available borrowings on its revolving loan facility at December 31, 1999. The Company believes that it has sufficient cash flow from its existing operations and from its bank line of credit to service long-term debt due within one year of $9,663, to make normal recurring capital replacements, additions and improvements of approximately $6,000 planned for the next 12 months, to exercise an option to purchase a skilled nursing facility in Texas for $3,584 in April 2000 and to meet other long-term working capital needs and obligations. The Company expects, on a selective basis, to pursue expansion of its existing centers and the acquisition or development of additional centers in markets where demographics and competitive factors are favorable.

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

The Company is restricted in its ability to pay dividends on its Common Stock based on certain provisions of its loan agreements. The Company does not expect to pay any dividends in 2000.

Recent Accounting Pronouncements

Accounting for Derivative Instruments and Hedging Activities

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is required to be adopted in years beginning after June 15, 1999. SFAS 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt SFAS 133 effective January 1, 2000. SFAS will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not have any derivatives at December 31, 1999, and does not anticipate that the adoption of SFAS 133 will have a significant effect on its results of operations or financial position.

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

Impact of Year 2000

The Company has completed its assessment of Year 2000 issues. This assessment included information technology and non-information technology systems as well as Year 2000 issues relating to third parties. Based on its assessment, the Company replaced certain of its existing packaged software applications that had been determined to be non-compliant with the Year 2000. These applications included certain of the facility billing and accounts receivable packages along with certain of the company-level accounts payable and general ledger applications. These applications have been tested and are functioning as designed. The software and hardware costs relating to these new systems or new system upgrades approximated $580,000 and $245,000, respectively.

Although the Company has completed its Year 2000 assessment and believes all issues to be resolved, there can be no assurance that such assessment has identified all potential Year 2000 issues. The failure of such assessment to identify all potential Year 2000 issues could have a material adverse impact on the operations of the Company.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to future events or the future financial performance of the Company including, but not limited to, statements contained in "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations". These forward-looking statements include, among other things, the success of the Company's business strategy, the Company's ability to develop and expand its business in regional markets, the Company's ability to increase the level of sub-acute and specialty medical care it provides, the effects of government regulation and healthcare reform, litigation, the Company's anticipated future revenues and additional revenue opportunities, capital spending and financial resources, the liquidity demands of the Company, the Company's ability to meet its liquidity needs, the resolution of Year 2000 issues, and other statements contained in this Annual Report on Form 10-K that are not historical facts. Although management of the Company believes that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate and, as a result, the forward-looking statements based on those assumptions also could be materially incorrect. Readers are cautioned that such forward-looking statements, which may be identified by words including "anticipates," "believes," "intends," "estimates," "plans," and other similar expressions, are only predictions or estimations and are subject to known and unknown risks and uncertainties, over which the Company has little or no control. In evaluating such statements, readers should consider the various factors identified above which could cause actual events, performance or results to differ materially from those indicated by such statements.

Item 7.A. Quantitative and Qualitative Disclosures About Market Risk

The following table provides information about the Company's debt obligations that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by maturity dates. The Term Loan and Revolving Credit Facility ("the Variable Rate Loans"), which both bear interest at LIBOR plus an applicable margin between 1.75% and 2.75%, are aggregated for variable rate presentation purposes. The margin as of December 31, 1999 was 2.75%. The rates on the Variable Rate Loans are reset at various intervals. The average interest rate for the Variable Rate Loans was based on the weighted average rate of outstanding borrowings at December 31, 1999. Additionally, the Company has assumed its other long-term debt, comprised of capital lease obligations, promissory notes, mortgages, and other notes payable, are similar enough to aggregate for fixed rate presentation purposes. The Company's incremental borrowing rate at December 31, 1999 was estimated to be
8.76 %. The Company does not have any other material balances that are sensitive to changes in interest rates.

                                                                                                                      Fair Value
                                                                                                                          at
                                                                                                                       December 31,
(Dollars in thousands)           2000        2001        2002        2003        2004    There-after      Total          1999
                           ------------------------------------------------------------------------------------------------------
Liabilities

Long-term debt, including
 current portion:

Senior Subordinated Notes
 Fixed rate                   $     -      $    -      $    -      $    -      $    -       $120,000     $120,000        $ 90,000
 Average interest rate         11.25%      11.25%      11.25%      11.25%      11.25%         11.25%

Term Loan and Revolving
 Credit Facility
   Variable rate               $8,750     $17,500     $21,875     $26,250     $31,525       $  -         $105,900        $105,900
   Average interest rate         8.5%        8.5%        8.5%        8.5%        8.5%

Other long-term debt
 Fixed rate                    $3,667     $   127     $   139     $ 1,713     $   113       $  2,567     $  8,326        $  8,445
 Average interest rate           9.0%        9.0%        9.0%        9.0%        9.0%           9.0%

 Fixed rate                    $  186     $   202     $   219     $ 4,862     $  -          $   -        $  5,469        $  5,439
 Average interest rate           8.4%        8.4%        8.4%        8.4%        -              -

 Fixed rate                    $   98     $   104     $   111     $   118     $   125       $  3,016     $  3,572        $  3,303
 Average interest rate           7.8%        7.8%        7.8%        7.8%        7.8%           7.8%

 Fixed rate                    $  481     $   434     $  -        $  -        $  -          $   -        $    915        $    906
 Average interest rate           7.0%        7.0%        -           -           -              -

 Variable rate*                $   65     $   867     $  -        $  -        $  -           $  -         $    932        $    932
 Average interest rate            8.8%        8.8%       -           -           -              -

_____________________

*  LIBOR plus 2.95%

Item 8. Financial Statements and Supplementary Data



                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors
Fountain View, Inc.

We have audited the accompanying consolidated balance sheets of Fountain View, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fountain View, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                    Ernst & Young LLP
Los Angeles, California
March 22, 2000

                              FOUNTAIN VIEW, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)


                                                                        Year Ended December 31,
                                                                      1999         1998        1997
                                                                -------------------------------------
Net revenues                                                        $272,478     $223,143     $67,905

Expenses:
 Salaries and benefits                                               135,184      116,004      38,215
 Supplies                                                             32,512       23,617       8,293
 Purchased services                                                   31,872       30,990       4,256
 Provision for doubtful accounts                                       4,059        3,892         395
 Other expenses                                                       21,541       16,184       5,046
 Rent                                                                  5,226        4,346       2,004
 Rent to related parties                                               1,809        1,776       1,771
 Depreciation and amortization                                        15,758       11,510       1,198
 Interest expense, net of interest income                             23,747       17,945       1,164
                                                                -------------------------------------
Total expenses                                                       271,708      226,264      62,342
                                                                -------------------------------------

Income (loss) before provision for income taxes and
 extraordinary item                                                      770       (3,121)      5,563

Income tax (benefit) provision                                         1,149         (732)        361
                                                                -------------------------------------
Income (loss) before extraordinary item                                 (379)      (2,389)      5,202

Extraordinary item:
 Loss on early extinguishment of debt, net of taxes                        -         (517)          -
                                                                -------------------------------------

Net income (loss)                                                   $   (379)    $ (2,906)    $ 5,202
                                                                =====================================

Pro forma net income (loss):
 Net income (loss) as reported                                      $   (379)    $ (2,906)    $ 5,202
 Charge in lieu of income taxes for S-Corporation                           -            -      1,590
                                                                -------------------------------------
Net income (loss)                                                   $   (379)    $ (2,906)    $ 3,612
                                                                =====================================


                            See acompanying notes.

                              FOUNTAIN VIEW, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                                                      December 31,
                                                                                              1999                  1998
                                                                                     ----------------------------------------
Assets
Current assets:
 Cash and cash equivalents                                                           $               -        $            -
 Accounts receivable, less allowance for doubtful accounts of $13,996 and $11,052
  in 1999 and 1998, respectively                                                                 45,243                51,384

 Income taxes receivable                                                                              -                   732
 Current portion of deferred income taxes                                                        11,176                10,308
 Other current assets                                                                            10,512                 7,221
                                                                                     ----------------------------------------
Total current assets                                                                             66,931                69,645






Property and equipment, at cost:
 Land and land improvements                                                                      25,064                25,064
 Buildings and leasehold improvements                                                           215,517               211,348
 Furniture and equipment                                                                         30,209                28,440
 Construction in progress                                                                           933                 1,289
                                                                                     ----------------------------------------
                                                                                                271,723               266,141
Less accumulated depreciation and amortization                                                  (23,056)              (11,123)
                                                                                     ----------------------------------------
                                                                                                248,667               255,018



Notes receivable, less allowance for doubtful accounts of $674 and $590 in 1999
 and 1998, respectively                                                                           4,773                 5,553

Goodwill, net                                                                                    55,388                58,689
Deferred financing costs, net                                                                    10,258                11,961
Deferred income taxes                                                                             4,463                 5,385
Other assets                                                                                      4,556                 4,248
                                                                                     ----------------------------------------
Total assets                                                                         $          395,036       $       410,499
                                                                                     ========================================

                              FOUNTAIN VIEW, INC.

                    (In thousands, except stock information)


                                                                                                        December 31
                                                                                              1999                   1998
                                                                                          ------------------------------------
Liabilities and Shareholders' Equity
Current liabilities:
 Payable to banks                                                                         $       3,554        $         1,451
 Accounts payable and accrued liabilities                                                        18,901                 29,652
 Employee compensation and benefits                                                               8,469                  9,780
 Accrued interest payable                                                                         3,605                  3,366
 Current portion of deferred income taxes                                                           332                    332
 Current maturities of long-term debt and capital leases                                         13,247                  4,735
                                                                                          ------------------------------------
Total current liabilities                                                                        48,108                 49,316

Long-term debt and capital leases, less current maturities                                      231,867                244,153

Deferred income taxes                                                                            33,582                 35,172
                                                                                          ------------------------------------
Total liabilities                                                                               313,557                328,641

Preferred Stock Series A, mandatorily redeemable, $0.01 par value:  1,000,000 shares authorized, 15,000 shares issued and outstanding at 1999 and 1998
 (liquidation preference of $15 million)                                                         15,000                 15,000

Commitments and contingencies                                                                         -                      -

Shareholders' equity:
Common Stock Series A, $0.01 par value:  1,500,000 shares authorized, 1,000,000
 shares issued and outstanding at 1999 and 1998                                                      10                     10
Common Stock Series B, $0.01 par value:  200,000 shares authorized, 114,202
 shares issued and outstanding at 1999 and 1998                                                       1                      1
Common Stock Series C, $0.01 par value:  1,300,000 shares authorized, 20,742
 shares issued and outstanding at 1999 and 1998                                                       -                      -
Additional paid-in capital                                                                      106,488                106,488
Accumulated deficit                                                                             (37,480)               (37,101)
Due from shareholder                                                                             (2,540)                (2,540)
                                                                                          ------------------------------------
Total shareholders' equity                                                                       66,479                 66,858
                                                                                          ------------------------------------
Total liabilities and shareholders' equity                                                $     395,036        $       410,499
                                                                                          ====================================

                            See accompanying notes.

                              FOUNTAIN VIEW, INC.

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                      Three years ended December 31, 1999
                             (Dollars in thousands)





                                                                 Series A            Series B          Series C
                                         Preferred Stock       Common Stock        Common Stock      Common Stock
                                      -----------------------------------------------------------------------------
                                         Shares    Amount    Shares     Amount   Shares    Amount   Shares   Amount
                                      -----------------------------------------------------------------------------

Balance at December 31, 1996                  -    $    -           -   $    -         -   $    -        -  $   -
Net income                                    -         -           -        -         -        -        -      -
Contributions before reorganization
                                              -         -           -        -         -        -        -      -
Cancellation of treasury stock                -         -           -        -         -        -        -      -
Distributions to shareholders before
 reorganization                               -         -           -        -         -        -        -      -

 Reorganization:
   Issuance of preferred stock            7,000         -           -        -         -        -        -      -
   Issuance of common stock                   -         -           -        -         -        -        -      -
   Transactional costs                        -         -           -        -         -        -        -      -
   Distributions to shareholders              -         -           -        -         -        -        -      -
                                      -----------------------------------------------------------------------------
Balance at December 31, 1997              7,000         -           -        -         -        -        -      -
 Net loss                                     -         -           -        -         -        -        -      -
 Issuance of common stock                     -         -     648,065       10   114,202        1        -      -
 Exercise of warrants                         -         -           -        -         -        -   20,742      -
 Stock purchase in exchange for note
  receivable                                  -         -      20,000        -         -        -        -      -
 Exchange of common stock                (7,000)        -     331,935        -         -        -        -      -
                                      -----------------------------------------------------------------------------
Balance at December 31, 1998                  -         -   1,000,000       10   114,202        1   20,742      -
 Net loss                                     -         -           -        -         -        -        -      -
                                      -----------------------------------------------------------------------------
Balance at December 31, 1999                  -    $    -   1,000,000    $  10   114,202     $  1   20,742   $  -
                                      =============================================================================

                              FOUNTAIN VIEW, INC.

                      Three years ended December 31, 1999
                             (Dollars in thousands)





     Series A-1             Series A-2          Series A-3                                     Retained      Due From
    Common Stock           Common Stock        Common Stock            Additional              Earnings        From
--------------------------------------------------------------         Paid-In      Treasury  (Accumulated     Share-
  Shares       Amount    Shares    Amount     Shares    Amount         Capital        Stock     Deficit)       holder      Total
-----------------------------------------------------------------------------------------------------------------------------------
       -         $  -         -      $  -          -      $  -           $  8,000     $(120)   $  8,721     $       -   $ 16,601
       -            -         -         -          -         -                  -        -        5,202             -      5,202
                                                                                                      -
       -            -         -         -          -         -              1,277        -            -             -      1,277
       -            -         -         -          -         -                  -       120           -             -        120

       -            -         -         -          -         -                  -        -       (4,418)             -    (4,418)

       -            -         -         -          -         -              7,000        -            -             -      7,000
  53,850            1    99,950         1     46,200         -              6,998        -            -             -      7,000
       -            -         -         -          -         -            (1,318)        -            -             -     (1,318)
       -            -         -         -          -         -                  -        -      (43,700)            -    (43,700)
-----------------------------------------------------------------------------------------------------------------------------------
  53,850            1    99,950         1     46,200         -             21,957        -      (34,195)            -    (12,236)
       -            -         -         -          -         -                  -        -       (2,906)            -     (2,906)
       -            -         -         -          -         -             81,989        -            -            -      82,000
       -            -         -         -          -         -                  -        -            -             -          -

       -            -         -         -          -         -              2,540        -            -       (2,540)          -
(53,850)          (1)   (99,950)       (1)   (46,200)        -                  2        -            -             -          -
----------------------------------------------------------------------------------------------------------------------------------
       -            -         -         -          -         -            106,488        -      (37,101)      (2,540)     66,858
       -            -         -         -          -         -                  -        -         (379)            -      (379)
----------------------------------------------------------------------------------------------------------------------------------
       -         $  -         -      $  -          -      $  -           $106,488   $    -   $  (37,480)     $ (2,540)   $ 66,479
==================================================================================================================================

                            See accompanying notes.

                              FOUNTAIN VIEW, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                            Year ended December 31,
                                                                         1999         1998        1997
                                                                    ------------------------------------
Operating activities:
 Net income (loss)                                                     $   (379)   $  (2,906)   $  5,202
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization                                         15,758       11,510       1,198
   Changes in operating assets and liabilities:
     Accounts receivable                                                  6,141       (4,266)      2,908
     Other current assets                                                (3,414)       1,237         137
     Accounts payable and accrued liabilities                           (10,512)      (4,519)      2,722
     Employee compensation and benefits                                  (1,311)       1,959          56
     Income taxes receivable                                                732        1,567       1,443
     Deferred income taxes                                               (1,536)        (149)       (927)
                                                                       ---------------------------------
 Total adjustments                                                        5,858        7,339       7,537
                                                                       ---------------------------------
Net cash provided by operating activities                                 5,479        4,433      12,739

Investing activities:
 Principal payments on notes receivable                                     861        1,089           -
 Additions to property and equipment                                     (5,582)      (7,654)     (2,570)
 Acquisition of Summit Care, net of cash acquired                             -     (153,521)          -
 Decrease in acquisition related liabilities                                  -      (16,531)          -
 Additions to other assets                                                  913         (857)     (1,175)
                                                                       ---------------------------------
Net cash used in investing activities                                    (3,808)    (177,474)     (3,745)

Financing activities:
 Increase (decrease) in payable to bank                                   2,103         (494)     (2,975)
 Decrease in mortgage and capital lease obligations                      (1,013)      (4,071)          -
 Principal payments on and retirement of long-term debt                  (3,750)    (158,465)     (3,090)
 Borrowings on revolving loan facility, net                                 989       18,661           -
 Proceeds from long-term debt, net of issuance costs                          -      217,859      32,500
 Proceeds from issuances of common stock                                      -       82,000      12,682
 Proceeds from issuance of mandatorily redeemable preferred stock
                                                                              -       15,000           -
 Contributions from shareholders                                              -            -       1,277
 Cancellation of treasury stock                                               -            -         120
 Distributions to shareholders                                                -            -     (48,118)
                                                                       ---------------------------------
Net cash provided by (used in) financing activities                      (1,671)     170,490      (7,604)
                                                                       ---------------------------------
Increase (decrease) in cash and cash equivalents                              -       (2,551)      1,390
Cash and cash equivalents at beginning of year                                -        2,551       1,161
                                                                       ---------------------------------
Cash and cash equivalents at end of year                               $      -    $       -    $  2,551
                                                                       =================================

                              FOUNTAIN VIEW, INC.

                             (Dollars in thousands)

                                                                        Year ended December 31,
                                                                       1999       1998      1997
                                                                      ---------------------------
Noncash activity:

Stock purchase in exchange for note receivable                         $  -    $   2,540    $  -

Conversion of stock into paid in capital                                  -            2       -

Details of purchase business combination:
 Fair value of assets acquired                                         $  -    $ 374,016    $  -
 Less:  Liabilities assumed                                               -     (219,131)      -
                                                                       --------------------------
 Cash paid for acquisition                                                -      154,885       -
 Less:  Cash acquired from Summit Care                                    -      (1,364)       -
                                                                       --------------------------
 Net cash paid for acquisition                                         $  -    $ 153,521    $  -
                                                                       ==========================

                            See accompanying notes.

                              FOUNTAIN VIEW, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1999


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

Net Revenues

Approximately 68 percent, 60 percent and 56 percent of the Company's revenues in the years ended December 31, 1999, 1998 and 1997, respectively, were derived from funds under federal Medicare and state Medicaid assistance programs, the continuation of which are dependent upon governmental policies. These revenues are based, in certain cases, upon cost reimbursement principles and are subject to audit. In 1999, one of the Company's Medicare fiscal intermediaries performed focused audits as party of the normal annual audit process at certain of the Company's SNFs. The auditors identified certain matters that represented a departure from prior practices of the fiscal intermediary. The fiscal intermediary has not asserted a claim or finalized any adjustments to date to the filed cost reports under audit. The Company believes that the matters raised by the fiscal intermediary are inappropriate and does not believe that any material adjustments will ultimately be proposed, or if proposed, sustained. Revenues are recorded on an accrual basis as services are performed at their estimated net realizable value. Differences between final settlement and the estimated net realizable value accrued in prior years are reported as adjustments to the current year's net revenues.

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



Depreciation and amortization of property and equipment under capital leases is included in depreciation and amortization expense. For leasehold improvements, where the Company has acquired the right of first refusal to purchase or to renew the lease, amortization is based on the lesser of the estimated useful lives or the period covered by the right.

Intangible Assets

Goodwill, which represents the excess of the purchase price over the net assets acquired, substantially relates to the purchase of Summit and is being amortized over 35 years using the straight-line method. Goodwill at December 31, 1999 was $60,728,000 less accumulated amortization of $5,340,000.

Deferred financing costs substantially relate to the Term Loan Facility and the Senior Subordinated Notes (Note 7) and are being amortized over the maturity periods using an effective interest method. Deferred financing costs at December 31, 1999 were $13,163,000 less accumulated amortization of $2,905,000.

In accordance with Accounting Principles Board Opinion No. 17, "Intangible Assets", the Company periodically evaluates the estimated lives of its intangible assets to determine if events and circumstances warrant revised periods of amortization. The Company further evaluates the carrying value of its goodwill and other intangible assets based on estimated fair value or undiscounted operating cash flows whenever significant events or changes occur which might impair recovery of recorded costs.

Long Lived Assets

The Company believes that, based on current circumstances, there are no indicators of impairment to its long-lived assets, and the Company presently has no expectations for disposing of any long-lived assets.

Accounting for Stock-Based Compensation

In 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), was issued which, if elected, would require companies to use a new fair value method of valuing stock-based compensation plans. The Company has elected to continue following present accounting rules under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" which uses an intrinsic value method and often results in no compensation expense. In accordance with SFAS 123, the Company has provided pro forma disclosure of what net income would have been had the new fair value method been used. See Note 13.

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

Reporting Comprehensive Income

In 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes standards for the reporting of comprehensive income and its components in a full set of general purpose financial statements. The standard is effective for fiscal years beginning after December 15, 1997. Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. SFAS 130 uses the term comprehensive income to describe the total of all components of comprehensive income, that is, net income plus other comprehensive income. Other comprehensive income items include unrealized gains and losses on available-for-sale securities; foreign currency translation adjustments; changes in the market value of certain futures contracts; and changes in certain minimum pension liabilities. Fountain View has no items of other comprehensive income in the periods reported, and, therefore, comprehensive income is equal to net income (loss), as reported.

Disclosures about Segments of an Enterprise and Related Information

In 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which is effective for fiscal years ending after December 15, 1997. SFAS 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements. The Company has identified its business segments to be nursing services, therapy services and pharmacy services. See Note 15.

Reclassifications

Certain amounts as of and for the years ended December 31, 1998 and 1997, have been reclassified to conform to the current year presentation.

5. Pro Forma Financial Results

The following table sets forth the pro forma unaudited results of operations for the year ended December 31, 1998, assuming the purchase of Summit had been consummated as of January 1, 1998 (in thousands):

Net revenues                                                          $277,061
Loss before provision for income taxes and
     extraordinary item                                                 (5,144)
Net loss                                                                (4,212)

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

Long-term Debt (Including Current Portion)

The fair market value of the $120.0 million Senior Subordinated Notes approximates $90.0 million based on the trading price of the notes as of December 31, 1999. The carrying value of the remaining debt approximates its fair market value since the interest rate of such debt approximates the Company's incremental borrowing rate.

7. Long-term Debt

Long-term debt consists of the following (in thousands):

                                                                                                   December 31,
                                                                                            1999                1998
                                                                                    -------------------------------------
Senior Subordinated Notes, fixed interest rate of 11.25%, interest only
 payable semi-annually, principal due 2008, unsecured.                                   $120,000            $120,000
$90 million Term Loan Facility, interest based on LIBOR plus the applicable margin, principal due in quarterly installments from June 1999 to December
 2003, remaining unpaid principal due March 2004, secured by all tangible
 and intangible assets.                                                                    86,250              90,000
$30 million Revolving Credit Facility, interest based on LIBOR plus the applicable margin, principal due April 2004, secured by all tangible and
 intangible assets.                                                                        19,650              18,661
Present value of capital lease obligations at effective interest rates from
 8.4% to 9.0%, secured by property and equipment with a book value of
 approximately $24,774 at December 31, 1999.                                               12,095              12,565
Mortgage and other notes payable, fixed interest rates from 7.75% to 9.0%, due in various monthly installments through January 2026, secured by property and equipment with a book value of approximately $9,009 at
 December 31, 1999.                                                                         5,272               5,311
Promissory note, effective interest rate of 7% due in October 2001, secured by the leasehold interest in a nursing care center, with a book value of
 approximately $3,803 at December 31, 1999.                                                   915               1,354
Mortgage note payable, interest based on LIBOR plus the applicable margin, due in equal monthly principal installments through March 2001, secured by property and equipment with a book value of approximately $5,873 at
 December 31, 1999.                                                                           932                 997
                                                                                    ---------------------------------
                                                                                          245,114             248,888
Less current maturities                                                                    13,247               4,735
                                                                                    ---------------------------------
                                                                                         $231,867            $244,153
                                                                                    =================================

Senior Subordinated Notes

In April 1998, the Company successfully completed a Senior Subordinated Note Offering for an aggregate principal amount of $120.0 million, with an interest rate of 11.25% due in 2008. Interest is payable semiannually in April and October of each year, commencing October 1998. The notes constitute general, unsecured obligations of the Company, subordinate to all senior debt.

Term Loan Facility

In April 1998, the Company entered into a term loan facility in the aggregate principal amount of $85.0 million payable in installments with a final maturity in March 2004. The loans bear interest at LIBOR plus an applicable margin between 1.75% and 2.75% depending on certain financial ratios. At December 31, 1999, the margin was 2.75%. In October 1998, the Company amended its term loan agreement extending $5.0 million of an additional mortgage refinancing loan to the Company. The loan bears interest at LIBOR plus the applicable margin as described above plus an additional 0.5% and matures in March 2004. The Company used the proceeds to finance the exercise of capital lease purchase options on two skilled nursing facilities in Texas.

Revolving Loan Facility

In April 1998, the Company entered into a revolving loan facility of $30.0 million maturing April 2004. Borrowings bear interest at LIBOR plus an applicable margin. At December 31, 1999, the margin was 2.75% and the unused portion of the line was $10,350,000.

The term loan and revolving loan facilities, collectively known as the "Bank Credit Facility", contain a perfected first lien on all of the Company's assets, both tangible and intangible. The Bank Credit Facility also contains usual and customary covenants including certain financial covenants, including a minimum fixed charge ratio, a maximum leverage ratio and a minimum net worth test. The Company was not in compliance with certain financial covenants at December 31, 1999. The covenants were amended by the Bank Group in March 2000. See Note 18. After the amendment, the Company was in compliance with all financial covenants, and the Company anticipates it will be in compliance during 2000.

During the year ended December 31, 1998, the Company recognized an extraordinary charge of $517,000 (net of a $344,000 income tax benefit) associated with prepayment penalties incurred on the early extinguishment of debt.

Property and equipment includes the following amounts for leases which have been capitalized (in thousands):

                                                         December 31,
                                                   1999               1998
                                              -------------------------------------
Land and land improvements                     $   1,767           $   1,767
Buildings and leasehold improvements              22,904              22,714
Furniture and equipment                            1,641               1,585
                                               ------------------------------------

                                                  26,312              26,066
Less accumulated amortization                     (1,538)               (650)
                                               ------------------------------------
                                               $  24,774           $  25,416
                                               ====================================

Future maturities of long-term debt and capital lease obligations are as follows (in thousands):

2000                 $    13,247
2001                      19,234
2002                      22,344
2003                      32,943
2004                      31,763
Thereafter               125,583
                    ------------
                     $   245,114
                    ============

Interest payments were $24,160,000, $14,673,000, and $1,105,000 in 1999, 1998, and 1997, respectively.

8. Income Taxes

The provision (benefit) for income taxes consists of the following (in thousands):

s
                                                                                    Year Ended December 31,
                                                                      1999              1998              1997
                                                                 ------------------------------------------------------
Federal:
 Current                                                         $       72            $      -              $ 1,004
 Deferred                                                               868                (789)                (722)
State:
 Current                                                                 23                   -                  282
 Deferred                                                        $      186                (287)                (203)
                                                                 ------------------------------------------------------
                                                                      1,149              (1,076)                 361
Charge in lieu of income taxes for S-Corporation                          -                   -                1,590
                                                                 ------------------------------------------------------
                                                                 $    1,149            $ (1,076)             $ 1,951
                                                                 ======================================================

A reconciliation of the provision (benefit) for income taxes with the amount computed using the federal statutory rate is as follows (in thousands):

                                                                                   Year Ended December 31,
                                                                          1999              1998                1997
                                                                    ----------------------------------------------------
Federal rate (34%)                                                  $      262          $(1,348)              $1,902
State taxes, net of federal tax benefit                                    234             (205)                 336
Goodwill amortization                                                      600              501                   84
Other, net                                                                  53              (24)                  (4)
Establishment of deferred taxes due to conversion
 from S-Corporation to C-Corporation                                         -                -                 (367)
                                                                    ---------------------------------------------------
                                                                    $    1,149          $(1,076)              $1,951
                                                                    ===================================================

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

State deferred tax assets and liabilities were reduced to reflect an expected blended state tax rate of 5.3%. Deferred tax liabilities of approximately $1,900,000 associated with the step-up in properties purchased were reduced directly against goodwill according to SFAS No. 109, "Accounting for Income Taxes".

Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                                                       December 31,
                                                                       1999                                    1998
                                                            --------------------------------------------------------------------
                                                                               Non-                                     Non-
                                                               Current        Current                  Current        Current
                                                            ----------------------------           -----------------------------
Deferred tax assets:
 Vacation and other accrued expenses                        $     1,740       $        -           $      2,721      $         -
 Allowance for uncollectible accounts                             7,511                -                  5,164                -
 Professional liability accrual                                   1,443                -                  1,775                -
 Net operating loss carryforward                                      -            3,235                      -            4,745
 Other                                                              482            1,228                    648              640
                                                            --------------------------------      ------------------------------
Total deferred tax assets                                        11,176            4,463                 10,308            5,385
Deferred tax liabilities:
 Tax over book depreciation                                           -          (10,892)                     -          (10,432)
 Step-up of assets acquired                                           -          (21,190)                     -          (23,857)
 Other                                                             (332)          (1,500)                  (332)            (883)
                                                            -----------------------------          ------------------------------
Total deferred tax liabilities                                     (332)         (33,582)                  (332)         (35,172)
                                                            ----------------------------           ------------------------------
Net deferred tax assets (liabilities)                       $    10,844       $  (29,119)          $      9,976      $   (29,787)
                                                            ============================           ==============================

Total income tax payments during 1999, 1998 and 1997 were $0, $1,218,000 and $8,000, respectively.

As of December 31, 1999, the Company has federal net operating loss carryforwards of $9,381,000 which begin to expire in 2012. $1,633,000 of the federal loss carryforwards are subject to the separate return limitation year ("SRLY") provisions.

Charge in Lieu of Income Taxes and S-corporation Status

Prior to the Fountain View Equity Transactions, most of the individually owned corporations were taxed as cash basis S-Corporations. Included in the consolidated statement of operations for 1997 are pro forma charges in lieu of income taxes to indicate what the tax provision would have been had the Company been taxed as a C-Corporation for 1997.

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

The future minimum rental payments under noncancelable operating leases that have initial or remaining lease terms in excess of one year as of December 31, 1999 are as follows (in thousands):

                                   Related Party           Other               Total
                              ------------------------------------------------------------

2000                                $    1,850          $    5,030          $    6,880
2001                                     1,905               4,868               6,773
2002                                     1,963               4,600               6,563
2003                                     2,021               3,891               5,912
2004                                     2,082               3,125               5,207
Thereafter                              10,211               7,469              17,680
                               ------------------------------------------------------------
                                    $   20,032          $   28,983          $   49,015
                               ============================================================

10. Commitments and Contingent Liabilities

Litigation

As is typical in the health care industry, the Company has experienced an increasing trend in the number and severity of litigation claims asserted against the Company. In addition, there has been an increase in governmental investigations of long-term care providers. While the Company believes that it provides quality care to its patients and is in compliance with regulatory requirements, a legal judgment or adverse governmental investigation could have a material negative effect on the Company. See Note 16.

From time to time, the Company has been a party to professional liability claims and other litigation arising in the ordinary course of business. In the opinion of management, any liability beyond amounts covered by insurance and the ultimate resolution of all pending legal proceedings will not have a material adverse effect on the Company's financial position or results of operations.

Regulatory Matters

Laws and regulations governing the Medicare Program are complex and subject to interpretation. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. Noncompliance with such laws and regulations could subject the Company to further governmental review as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid Programs.

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

Workers' Compensation. Fountain View operates under a fully insured workers' compensation policy for its California and Arizona employees. Texas employees are covered by an employer's excess and occupational indemnity policy with no policy limits. The Company's self-insured retention is $100,000 per occurrence.

General and Professional Liability. Fountain View's skilled nursing services subject it to liability risk. Malpractice claims may be asserted against the Company if its services are alleged to have resulted in patient injury or other adverse effects, the risk of which is greater for higher-acuity patients, such as those receiving specialty and sub-acute services, than for traditional long-term care patients. Fountain View has from time to time been subject to malpractice claims and other litigation in the ordinary course of business. While the Company believes that the ultimate resolution of all pending legal proceedings will not have a material adverse effect on the Company's financial condition, there can be no assurance that future claims will not have such an effect on the Company.

Fountain View's policy for general and professional liability coverage for the original Fountain View facilities is a per occurrence policy and has limits of $1,000,000 per occurrence and $3,000,000 in the aggregate per year and carries no deductible. This policy also includes employee benefits liability with limits of $1,000,000 per employee and $1,000,000 in the aggregate per year and carries a $1,000 deductible per employee. In addition, Fountain View maintains a claims-made policy for general and professional liability, employment practices and employee benefits liability for all facilities with limits of $1,000,000 per occurrence and $3,000,000 in the aggregate per year and carries a self-insured retention of $350,000 per occurrence and a $2,350,000 annual aggregate loss limit. Additional insurance is provided for all facilities through a claims-made umbrella policy with limits of $15,000,000 per occurrence and $15,000,000 in the aggregate per year over its primary general and professional, employment practices and employee benefits liability.

Locomotion Indemnification

Locomotion Therapy, Inc. ("Locomotion"), the Company's wholly-owned rehabilitation services subsidiary, provides physical, occupational and speech therapy services to various unaffiliated skilled nursing facilities. These skilled nursing facilities are reimbursed for these services from the Medicare Program and other third party payors. Locomotion has indemnified these skilled nursing facilities from certain disallowances of these services. The accompanying financial statements do not include an estimate of these potential disallowances as management has concluded that they are not determinable.

11. Shareholders' Equity

Stockholders Agreement

In connection with the Fountain View Equity Transactions, the controlling shareholders and Heritage, which owned all of the preferred stock and all of the Series A-2 common stock, consummated a Shareholders Agreement ("the Agreement"). Under the Agreement, each of the parties had certain rights and obligations. In connection with the Summit acquisition on March 27, 1998, the Shareholder Agreement was terminated.

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

In conjunction with the execution of the above agreements, the Company issued 114,202 shares of Series B Common Stock, in total, to the Chairman, the Chief Executive Officer and the Executive Vice President of the Company (the "Senior Executives"). These shares may be forfeited should a trigger event occur and certain predefined terminal values not be achieved. These terminal values are defined in the Stockholders Agreement and increase through the passage of time. Upon any such forfeiture, the Company will pay the holder of those shares an amount equal to the purchase price of $.10 per share. These shares are treated as compensatory stock options for financial reporting purposes and compensation expense will be recorded upon the achievement of a trigger event, when the number of shares retained by the Senior Executives are known. Compensation will be measured as the number of shares retained times the fair value of the shares at the measurement date. No such trigger event has occurred through December 31, 1999.

Preferred Stock

In connection with the Summit acquisition on March 27, 1998, the Company issued 15,000 shares of Series A Preferred Stock ("the Preferred Stock") to Heritage in exchange for $15 million. The Preferred Stock is subject to mandatory redemption upon an underwritten initial public offering of the Company's common stock on or after May 1, 2010. The Preferred Stock entitles the holder to a dividend at the time of a liquidity event calculated to achieve a 12% annual rate of return. A liquidity event is defined as an underwritten initial public offering or liquidation of the Company. As of December 31, 1999, there is $3,169,999 of undeclared and unpaid dividends on the Preferred Stock.

Warrants

In connection with the Summit acquisition on March 27, 1998, the Company issued 71,119 warrants to purchase the Company's Series C Common Stock at an exercise price of $.01 per share. The warrants are exercisable beginning April 16, 1998 and expire in April 2008. During 1999, no warrants were exercised. During 1998, 20,742 warrants were exercised.

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

13. Stock Option Plan

In August 1998, the Company adopted a stock option plan which provides for the grant of incentive stock options to certain directors, employees and consultants of the Company to purchase up to 49,388 shares of Series C Common Stock. These options represent non-qualified stock options and have an exercise price of $104.61 per share, which was considered the fair market value at date of grant. The options vest 20% on each anniversary of the option grant and are fully vested upon the sale of the Company. No option may be exercised after ten years from the date of the grant. The vesting provisions and other conditions upon which the options are exercisable are determined by the Stock Option Committee or the Board of Directors. During this original granting of options, approximately 26,900 options were granted to employees and consultants of the Company. Options granted to consultants are considered compensatory, and the fair value of the options at date of grant is being expensed over the vesting period.

The following table summarizes activity in the stock option plan:

                                                                          Year Ended December 31,
                                                                1999                                  1998
                                                     ----------------------------          ----------------------------
                                                                        Weighted                              Weighted
                                                         Number          Average                Number          Average
                                                           of           Exercise                  of           Exercise
                                                         Shares           Price                 Shares           Price
                                                     ----------------------------          ----------------------------
Options at beginning of year                               26,900         $104.61                     -       $       -
Changes during year:
 Granted                                                        -               -                26,900          104.61
 Exercised                                                      -               -                     -               -
 Canceled                                                       -               -                     -               -
                                                     ------------                          ------------
Options outstanding at end of year                         26,900          104.61                26,900          104.61
                                                     ============                          ============
Options exercisable at end of year                              -          104.61                     -          104.61
Options available for grant at end of year                 22,488                                22,488

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") which uses an intrinsic value method and, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, results in no compensation expense. However, pro forma information regarding net income is required by Statement of Financial Accounting Standards No. 123, "Accounting and Disclosure of Stock-Based Compensation" ("SFAS 123"), and, in the following disclosure, has been determined as if the Company had accounted for its stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a minimum value option pricing model with the following weighted average assumptions for the year ended December 31, 1998: risk-free interest rates of 4.75%; dividend yields of zero percent; and a weighted average expected life of the options of ten years. The weighted average fair value per share of options granted during the year was $39.55 for the year ended December 31, 1998. The weighted average remaining contractual life of these options is approximately nine years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The effects of providing pro forma disclosure are not likely to be representative of the effects on reported net income for future years. The Company's pro forma net loss for the year ended December 31, 1999, given the effect of the fair value method, is $508,000.

14. Material Transactions with Related Entities

Leased Facilities

The Company's Chief Executive Officer and his wife, an Executive Vice President of the Company, own the real estate for four of the Company's leased facilities. Such real estate has not been included in the financial statements for any of the years presented herein since such real estate was excluded from the Fountain View Equity Transactions discussed in Note 2. Lease payments to the these related parties under operating leases for these facilities totaled $1,809,000, $1,776,000, and $1,771,000 and for the years ended December 31, 1999, 1998 and 1997, respectively.

Medical Supply Company

The Company's Executive Vice President, who is also the wife of the Company's Chief Executive Officer, owns approximately 33% of a medical supply company that provides supplies to the Company. Payments to the medical supply company totaled $2,184,000, $478,000, and $251,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

Note Receivable

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

15. Business Segments

The Company has three reportable segments: nursing services, therapy services, and pharmacy services. The nursing services are provided by 44 SNFs that offer sub-acute, rehabilitative and specialty medical skilled nursing care, as well as six ALFs that provide room and board and social services in a secure environment. Therapy services include ancillary services such as physical, occupational and speech therapy provided in Fountain View-operated facilities, unaffiliated facilities and acute care hospitals. Pharmacy services are provided by three institutional pharmacies (one of which is a joint venture), which serve acute care hospitals as well as SNFs and ALFs, both affiliated and unaffiliated with Fountain View.

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

The following table sets forth selected financial data by business segment (in thousands):

Selected Financial Data:

                                                     Nursing         Therapy         Pharmacy
                                                    Services        Services         Services          All Other         Totals
                                                 -------------------------------------------------------------------------------
Year Ended December 31, 1999:

Revenues from external customers                    $240,893         $10,019            $21,556        $     10         $272,478
Intersegment revenues                                      -          15,264              5,196           4,421           24,881
                                                 -------------------------------------------------------------------------------
 Total revenues                                  $   240,893         $25,283            $26,752        $  4,431         $297,359
                                                 ===============================================================================

Segment profit (loss)                            $    50,894         $ 6,002            $ 3,583        $(13,169)        $ 47,310

Segment assets                                       311,825          17,831             15,629          53,996          399,281
Capital expenditures                                   4,041             161                169           1,211            5,582

Year Ended December 31, 1998:

Revenues from external customers                 $   196,392         $12,369            $14,378        $      4         $223,143
Intersegment revenues                                      -           9,920              4,226           3,168           17,314
                                                 -------------------------------------------------------------------------------
 Total revenues                                  $   196,392         $22,289            $18,604        $  3,172         $240,457
                                                 ===============================================================================

Segment profit (loss)                            $    34,925         $ 3,144            $ 2,776        $ (8,389)        $ 32,456

Segment assets                                       325,726           3,919             15,642          71,093          416,380
Capital expenditures                                   6,806             103                 20             725            7,654

Year Ended December 31, 1997:

Revenues from external customers                 $    49,835         $17,954            $     -        $    116         $ 67,905
Intersegment revenues                                      -           1,910                  -           2,836            4,746
                                                 ------------------------------------------------------------------------------
 Total revenues                                  $    49,835         $19,864            $     -        $  2,952         $ 72,651
                                                 ===============================================================================

Segment profit                                   $     8,534         $ 2,923            $     -        $    243         $ 11,700

Segment assets                                        20,776           8,557                  -          (1,079)          28,254

Capital expenditures                                   2,431              69                  -              70            2,570

                                                                                     Year Ended December 31,
                                                                           1999                1998              1997
                                                                  -------------------------------------------------------
Revenues:

External revenues for reportable segments                         $     272,478          $  223,143             $  67,905
Intersegment revenues for reportable segments                            24,881              17,314                 4,746
Elimination of intersegment revenues                                    (24,881)            (17,314)               (4,746)
Total consolidated revenues                                       $     272,478          $  223,143             $  67,905
                                                                  =======================================================

                                                                                      December 31,
                                                                     1999                1998                 1997
                                                                  -------------------------------------------------------
Assets:

Total assets for reportable segments                              $     399,281          $  416,380             $  28,254
Elimination of intercompany receivables                                  (4,245)             (5,881)               (2,313)
Total consolidated assets                                         $     395,036          $  410,499             $  25,941
                                                                  =======================================================

16. Facility Provider Agreements

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

This facility operated under a lease agreement that expired in August 1999, at which time, the Company had a unilateral option to renew the lease. At December 31, 1998, the Company recorded a loss on this lease in the amount of $1,733,000. This amount represented the estimated loss of operating this facility through August 1999 and included probable fines and associated legal costs. In July 1999, the company obtained a new provider agreement from both the Medicare and Medicaid Programs. In addition, the Company exercised its option to extend this lease for an additional five year period.

Decertification of Facility

In November 1999, another one of the Company's SNFs was decertified from the Medicare and Medicaid Programs as a result of surveys conducted by the California Department of Health Services. The Company anticipates that it will be reinstated into the Medicare and Medicaid Programs in May 2000. During 1999, the Company recorded costs relating to this decertification of approximately $1,510,000. The Company anticipates that additional costs of approximately $2,500,000 will be incurred prior to the reinstatement of the provider agreements at this facility.

17. Defined Contribution Plan

As of December 31, 1999, the Company sponsors a defined contribution plan covering substantially all employees who meet certain eligibility requirements. At December 31, 1998 the Company sponsored two defined contribution plans covering substantially all employees who met certain eligibility requirements. Under the previous plan for the original Fountain View facilities, employees could contribute up to 15% of their annual compensation. For the former Summit facilities, employees could contribute up to 15% of their annual compensation, and through July 31, 1998, the Company matched 50% of the former Summit employees' contribution up to a maximum of 4% of the employee's total annual compensation. On August 1, 1998, the Company match was discontinued. The total expense under the plan was $0, $156,000 and $0 in 1999, 1998 and 1997, respectively.

18. Subsequent Events

Amendment to Bank Credit Facility

On March 22, 2000, the Bank Credit Facility was amended. The amendment waived noncompliance with certain financial covenants and revised certain covenant levels and definitions for the remaining term of the loans. The applicable interest rate margin over LIBOR was increased 0.50% on the term loan facility and 0.25% on the revolving credit facility. In addition, the Company paid an amendment fee to the Bank Group of approximately $385,000. The amendment fee will be classified as a deferred financing cost and amortized over the remaining life of the loans.

Exercise of Purchase Option

On March 13, 2000, the Company provided notification of its intent to exercise a purchase option on a leased facility and paid a $10,000 earnest money deposit. The facility lease was accounted for as a capital lease in the accompanying financial statements. The purchase price is equal to the remaining principal balance of the related capital lease obligation and amounts to $3,584,000. The Company anticipates finalizing this transaction in April 2000 and intends to finance this obligation through the Revolving Credit Facility.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants or disagreements with accountants on accounting and financial disclosure matters.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The directors and executive officers of the Company are:

      Name                                       Position(s)                                                 Age
----------------------------------------------------------------------------------------------------------------------
William C. Scott                       Director and Chairman                                                  63
Robert M. Snukal                       Director, Chief Executive Officer and President                        57
Sheila S. Snukal                       Director, Executive Vice President and Chief                           56
                                          Operating Officer
Paul C. Rathbun                        Chief Financial Officer                                                40
Keith Abrahams                         President, Locomotion Therapy, Inc. and On-Track                       40
                                          Therapy, Inc.
Michael H. Martel                      Senior Vice President-Texas and Arizona Operations                     38
Joshua Snukal                          Senior Vice President-California Operations                            27
Michel Reichert                        Director                                                               49
Michael F. Gilligan                    Director                                                               44
Peter Z. Hermann                       Director                                                               45
Mark J. Jrolf                          Director                                                               35
Boone Powell, Jr.                      Director                                                               63

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

Robert M. Snukal became a Director, Chief Executive Officer and President on August 1, 1997, upon the consummation of Fountain View Equity Transactions. For the preceding five years, Mr. Snukal had served as a Director and President of each of Fountain View's subsidiaries, which were owned directly by Mr. Snukal and Mrs. Snukal during that period. Mr. Snukal is the husband of Sheila S. Snukal, the father of Joshua Snukal and the father-in-law of Keith Abrahams.

Sheila S. Snukal became a Director and Executive Vice President on August 1, 1997, upon the consummation of Fountain View Equity Transactions. For the preceding five years, Mrs. Snukal had served as a Director and Executive Vice President of each of Fountain View's subsidiaries, which were owned directly by Mrs. Snukal and Mr. Snukal during that period. Mrs. Snukal is the wife of Robert
M. Snukal, the mother of Joshua Snukal and the mother-in-law of Keith Abrahams.

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

Michael H. Martel assumed the role of Senior Vice President-Texas and Arizona Operations in June 1998. Mr. Martel previously served as Senior Vice President-Marketing of the Company from April 1998 and as Senior Vice President- Marketing of Summit from March 1995 to April 1998. Prior to joining Summit, Mr. Martel was Vice President-Marketing for Arbor Health Care Company from August 1992 to March 1995. Mr. Martel served as Regional Director of Marketing for the acute care rehabilitation division of National Medical Enterprises from April 1988 to August 1992.

Joshua Snukal assumed the role of Senior Vice President-California Operations in October 1999. Mr. Snukal previously served as a Regional Vice President from January 1998. For the preceding five years, Mr. Snukal had served as an Administrator for several of Fountain View's subsidiaries. Mr. Snukal is the son of Robert M. Snukal and Sheila S. Snukal.

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



                                                                                            Long-term
                                                                                           Compensation
                                                                      Annual            Awards Securities
                                                                   Compensation            Underlying         All Other
                                       Fiscal    Salary               Bonus                 Options         Compensation
    Name and Principal Position         Year      ($)                 ($)                    (#)                ($)
------------------------------------------------------------------------------------------------------------------------

Robert M. Snukal                         1999   500,010                     -                     -               -
President, Chief Executive Officer       1998   470,843               133,334                     -               -
 and Director                            1997   298,340               400,000                     -               -


William C. Scott (1)                     1999   502,009                     -                     -               -
Director and Chairman                    1998   293,592                     -                     -               -
                                         1997         -                     -                     -               -


Sheila S. Snukal                         1999   225,001                     -                     -               -
Executive Vice President, Chief          1998   225,000                83,333                     -               -
 Operating Officer and Director          1997   178,125               200,000                     -               -



Paul Rathbun (2)                         1999   258,700                     -                     -               -
Chief Financial Officer                  1998    76,593                     -                     -          40,000
                                         1997         -                     -                     -               -


Keith Abrahams                           1999   179,991                17,000                     -               -
President, Locomotion Therapy, Inc.      1998   168,417                70,000                     -               -
 and On-Track Therapy, Inc.              1997   150,005               160,000                     -               -


____________________
(1) Mr. Scott joined the Company on March 27, 1998. Approximately $38,000 of the 1999 salary represents an adjustment relating to 1998 to reflect the existing employment contract.
(2) Mr. Rathbun joined the Company on September 17, 1998. In 1998, Mr. Rathbun received $40,000 to cover relocation expenses.

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

No stock options were granted to or exercised by the Named Executive Officers during fiscal 1999. Shown below is information with respect to the unexercised options as of December 31, 1999.


                       Number of Unexercised Options
                                  Held at
                             December 31, 1999
                  ------------------------------------
       Name            Exercisable      Unexercisable
------------------------------------------------------

Sheila S. Snukal                   -             6,173

Paul C. Rathbun                    -             6,173

Keith Abrahams                     -             1,976

Employment Agreements

On March 27, 1998, the Company entered into employment agreements with Mr. Snukal, Mrs. Snukal and Mr. Scott. Each employment agreement provides a term of employment of five years, which will automatically renew for up to five additional one-year terms unless either the Company or the respective employee provides prior written notice of termination to the other party, and specifies a base salary, a bonus range and a package of benefits. Mr. Snukal is employed as Chief Executive Officer, Mrs. Snukal is employed as Executive Vice President and Mr. Scott is employed as Chairman of the Company. The employment agreements provide base salaries as follows: William C. Scott-$450,000; Robert M. Snukal- $500,000; and Sheila S. Snukal-$225,000. Such base salaries will be subject to cost of living adjustments for each subsequent year. The employment agreements provide for annual bonuses, based upon the achievement of certain financial targets, of up to the following amounts for the year ending March 2000 and each subsequent year: William C. Scott-$350,000; Robert M. Snukal-$500,000; and Sheila S. Snukal-$125,000.

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

Board of Director Interlocks and Insider Participation

During the year ended December 31, 1999, no executive officer of the Company or any of its subsidiaries served as a member of the board of directors or compensation committee (or other board committee performing equivalent functions) of another entity one of whose executive officers served on the Company's Board of Directors.

Determination of Executive Compensation

During the year ended December 31, 1999, the Board of Directors of the Company determined the compensation for Mr. Snukal, Mrs. Snukal and Mr. Scott in accordance with their respective employment agreements dated March 27, 1998. Pursuant to such agreements, each of Mr. Snukal, Mrs. Snukal and Mr. Scott was entitled to a stated annual salary, plus an annual bonus based on the achievement of certain financial targets set forth therein. With respect to the other executive officers of the Company, their compensation during the year ended December 31, 1999 was determined by the Chairman and the Chief Executive Officer.

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

                                                                        Number                 Percent
         Name                                                       of Shares (1)              of Class
--------------------------------------------------------------------------------------------------------------
Heritage Fund II, L.P. (2)                                              537,476                 50.2%
Michel Reichert (2)                                                     537,476                 50.2
Michael F. Gilligan (2)                                                 537,476                 50.2
Peter Z. Hermann (2)                                                    537,476                 50.2
Mark J. Jrolf (2)                                                       537,476                 50.2
Robert M. Snukal (3)                                                    149,484                 14.0
Sheila S. Snukal (3)                                                    149,484                 14.0
Goldman, Sachs & Co. (4)                                                 79,032                  7.4
GS Private Equity Partners, L.P. (4)                                     79,032                  7.4
GS Private Equity Partners Offshore, L.P. (4)                            79,032                  7.4
PMI Mezzanine Fund, L.P. (5)                                             59,274                  5.5
Baylor Health Care System (6)                                            54,999                  5.1
William C. Scott (7)                                                     31,357                  2.9
Keith Abrahams (8)                                                       16,588                  1.6
Joshua Snukal (9)                                                         8,294                  0.8
All directors and executive officers as a group (11 persons)            743,199                 69.4

______________________

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

(9) The address of such stockholders is c/o Fountain View, Inc., 2600 West Magnolia Boulevard, Burbank, CA 91505.

Item 13. Certain Relationships and Related Transactions

Investment Agreement

The Company and Robert M. Snukal, Sheila S. Snukal, William C. Scott, Heritage Fund II, L.P., Heritage Investors II, L.L.C., Heritage Fund II Investment Corporation, HFV Holdings, LLC, Nassau Capital Partners II L.P., NAS Partners I LLC, Paribas North America, Inc., Phoenix Home Life Mutual Insurance Company, PMI Mezzanine Fund, L.P., GS Private Equity Partners, L.P., GS Private Equity Partners Offshore, L.P. and Sutro Investment Partners V, LLC (collectively, the "Investors") entered into an Investment Agreement dated March 27, 1998, providing for the issuance by the Company to such stockholders of an aggregate of 15,000 shares of Series A Preferred Stock, 668,065 shares of Series A Common Stock, 114,202 shares of Series B Common Stock and warrants to purchase 71,119 shares of Series C Common Stock. These securities were issued immediately prior to the consummation of the Tender Offer (other than the Series A Preferred Stock, the warrants and certain shares issued to Mr. Scott, which were issued promptly after the Merger). The Investment Agreement specifies the consideration paid by the Investors for the issuance of such Company securities, which includes (i) a new cash investment in an aggregate amount of approximately $82 million, (ii) in the case of Heritage, Mr. Snukal and Mrs. Snukal, the exchange of previously-held stock of Fountain View, and (iii) in the case of Mr. Scott, the issuance by him to the Company of a limited recourse promissory note in the amount of $2.5 million, with an interest rate of 5.7%, due and payable on the earlier to occur of (A) April 15, 2007, or (B) the sale by Mr. Scott of the 20,000 shares of the Company's common stock pledged as security for the note; the Company has recourse for the payment of up to $1.0 million of the principal amount of the note. Pursuant to the terms of the Investment Agreement, Heritage made an additional cash investment of $15.0 million for the purchase of the shares of Series A Preferred Stock and the warrants for shares of Series C Common Stock. On May 4, 1998, Baylor and Buckner purchased certain shares of the Company's Series A Preferred Stock and a portion of the warrants to purchase Series C Preferred Stock from Heritage and signed an agreement to become parties to the Investment Agreement.

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

Related Party Leases

Fountain View leases four SNFs from Mr. and Mrs. Snukal under leases entered into on August 1, 1997 pursuant to the 1997 Agreement. The leases contain rent escalation clauses based on increases in the consumer price index. Fountain View believes the terms of these leases to be at fair market value. Lease payments to the these related parties under operating leases for these facilities totaled $1,809,000, $1,776,000, and $1,771,000 and for the years ended December 31,
1999, 1998 and 1997, respectively.

Medical Supply Company

Mrs. Snukal owns approximately 33% of a medical supply company that provides supplies to the Company. Payments to the medical supply company totaled $2,184,000, $478,000, and $251,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                                                                              Pages
                                                                                            --------
(a)                 Financial Statements and Financial Statement Schedules:


              (1)   Financial Statements:

                    Report of Independent Auditors                                               17

                    Consolidated Statements of Operations for each of the three years
                    ended December 31, 1999                                                      18

                    Consolidated Balance Sheets at December 31, 1999 and 1998                19, 20

                    Consolidated Statements of Shareholder's Equity for each of the
                    three years ended December 31, 1999                                      21, 22

                    Consolidated Statements of Cash Flows for each of the three years
                    ended December 31, 1999                                                  23, 24

                    Notes to Consolidated Financial Statements                              25 - 39

              (2)   Financial Statement Schedules:

                    II   Valuation and Qualifying Accounts                                       57

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

               *    3.1(a)   Certificate of Amendment amending Certificate of
                             Incorporation of Fountain View

               *    3.1(b)   Certificate of Amendment amending Certificate of
                             Incorporation of Fountain View filed May 6, 1998.

               *    3.2      By-laws of Fountain View.

               *    4.1      Indenture dated as of April 16, 1998 by and among
                             Fountain View, certain subsidiaries of Fountain
                             View, and State Street Bank and Trust Company of
                             California, N.A., as trustee, for the 11 1/4%
                             Senior Subordinated Notes due 2008.

               *    4.2      Form of the Company's 11 1/4% Senior Subordinated
                             Notes due 2008 (see Exhibit A-1 to Exhibit 4.1).



*      10.1   Hancock Park Convalescent Hospital, Los Angeles, California, Lease
              Agreement dated May 19, 1987 between La Brea Convalescent
              Investments, and A.I.B. Corporation and Robert and Sheila Snukal;
              Consent, Agreement, and Acknowledgment, dated July 30, 1997.

*      10.2   Hancock Park Retirement Hotel, Los Angeles, California, Lease
              Agreement dated May 19, 1987 between La Brea Convalescent
              Investments, and B.I.A. Corporation and Robert and Sheila Snukal;
              Consent, Agreement, and Acknowledgment dated July 30, 1997.

*      10.3   Montebello Convalescent Hospital, Montebello, California, Lease
              Agreement dated August 1, 1997 between Robert and Sheila Snukal and Elmcrest Convalescent Hospital; First Amendment to Lease,
              dated March 27, 1998.

*      10.4   Fountainview Convalescent Hospital, Los Angeles, California, Lease
              Agreement dated August 1, 1997 between Robert and Sheila Snukal and Fountainview Convalescent Hospital; First Amendment to Lease,
              dated March 27, 1998.

*      10.5   Rio Hondo Convalescent Hospital, Montebello, California, Lease
              Agreement dated August 1, 1997 between Robert and Sheila Snukal and Rio Hondo Nursing Center and Fountain View Holdings; First
              Amendment to Lease, dated March 27, 1998.

*      10.6   Sycamore Park Convalescent Hospital, Los Angeles, California,
              Lease Agreement dated August 1, 1997 between Robert and Sheila
              Snukal and Sycamore Park Convalescent Hospital; First Amendment to
              Lease, dated March 27, 1998.

*      10.7   Palmcrest Convalescent Home (now known as Palm Grove Convalescent
              Center): Convalescent Hospital Lease, dated November 20, 1969, between Palmcrest Associates, Ltd., and Century Convalescent
              Centers, as amended by Lease of Convalescent Hospital Facility (as amended), dated September 1, 1979, by which SHL and its appointed nominee Royalwood Convalescent Hospital, Inc. (now Summit
              Care-California, Inc.) are substituted as lessees.

*      10.8   Anaheim Care Center: Lease, dated June 1, 1995, between Sam Menlo,
              Trustee of the Menlo Trust U/T/I 5/22/83 and Summit
              Care-California, Inc., doing business as Anaheim Care Center.

*      10.9   Sharon Care Center: Lease, dated May 1, 1987, between Jozef Nabel and Marie Gabrielle Nabel, as tenants in common, and Summit
              Care-California, Inc.


*     10.10  Royalwood Convalescent Hospital: Lease dated August 18, 1964, between Jack H. Cramer and Walter Lee Brown (together, as lessors) and Albert J. Allasandra, as amended by Amendment to Lease and Right of First Refusal to Purchase, dated May 23, 1969, by which
             Alaric Corporation is substituted as lessee, and as further amended by Amendment to Agreement of Lease and Right of First Refusal, dated November 18, 1974, and as further amended by Second Amendment to Agreement of Lease and Right of First Refusal and Assignment of Lease, dated July 10, 1979, by which National Accommodations, Inc.
             (now SHL) is substituted as lessee, assigned to Summit Care
             Corporation by Assignment of Lease, dated March 9, 1992, between
             SHL and Summit Care Corporation.

*     10.11  Bay Crest Convalescent Hospital: Lease, dated March 1, 1980, between South Bay Sanitarium and Convalescent Hospital and Garnet
             Convalescent Hospital, Inc. (now Summit Care-California, Inc.), and
             Amendment to Lease dated March 1, 1994.

*     10.12  Brier Oak Convalescent Center: Lease Agreement, dated February 18,
             1985, between Bernard Bubman, Arnold Friedman, Irene Weiss and
             Sunset Motel and Development Co. (collectively, as lessors), and
             Brier Oak Convalescent, Inc.

*     10.13  Hemet Resident Hotel: Ground Lease dated June 25, 1980, between
             Genes, Ltd., and SHL, assigned to Summit Care Corporation by
             Assignment of Lease dated March 9, 1992, between SHL and Summit
             Care Corporation.

*     10.14  Seller Note for purchase of The Woodlands.

*     10.15  HUD Note for purchase of The Woodlands.

*     10.16  Phoenix Living Center Lease dated August 1, 1993, between Sierra
             Land Group, Inc. and Summit Care Corporation; Sublease with Summit
             Health Ltd., for Phoenix Living Center dated January 1994.

*     10.17  Real Estate Lien Note-$3,000,000 dated September 30, 1994 and
             Security Agreement dated September 30, 1994.

*     10.18  Live Oak Nursing Center, George West, Texas Lease Agreement dated
             July 19, 1991; Assignment of Lease With Option to Purchase dated
             September 30, 1994 and Consent To Assignment Of Leasehold Estate of
             Live Oak Nursing Center, George West, Texas dated August 15, 1994.

*     10.19  Guadalupe Valley Nursing Center, Sequin, Texas Lease Agreement
             dated February 28, 1989; Assignment Of Lease With Option To
             Purchase dated September 30, 1994 and Consent To Assignment Of leasehold Estate Of Guadalupe Valley Nursing Center, Sequin, Texas dated August 15, 1994.

*     10.20  Omitted

*     10.21  Limited Liability Company Agreement of APS-Summit Care Pharmacy,
             L.L.C., dated November 30, 1996.


*      10.22   Robert Crone-South Texas Health Care, Inc. Agreement of Purchase
               and Sale of Assets of Briarcliff Nursing and Rehabilitation Center
               dated November 24, 1997.

*      10.23   Alexandria Convalescent Hospital, Los Angeles, California, Lease
               Agreement dated November 2, 1992 between Alexandria Convalescent
               Investments and Robert Snukal, Sheila Snukal, Manuel Padama and
               Clair Padama; Consent, Agreement, and Acknowledgment, dated July
               30, 1997.

*      10.24   Lease Agreement for office space at 11900 Olympic Boulevard, Los
               Angeles, California, dated February 1, 1995 between Douglas Emmett
               Joint Venture and The Fountain View Management Group.

*      10.25   Locomotion Therapy, Inc., Fresno, California, Lease Agreement,
               dated December 18, 1996 between M.D. Bautista Developments and
               Locomotion Therapy, Inc.

*      10.26   Elmcrest Convalescent Hospital, El Monte, California, Lease
               Agreement dated November 15, 1977 between Convalescent Hospital
               Management Corporation and Elmcrest Convalescent Center, Inc.;
               Assignment and Assumption of Lease Agreement dated May 31, 1990;
               Consent to Assignment and Agreement, dated July 30, 1997.

*      10.27   Monument Hill Nursing Center, Flatonia, Texas, Lease Agreement
               dated October 20, 1986; Bill of Sale and General Warranty Deed
               from Hobbs & Curry Family Limited Partnership to Summit Care
               Corporation, dated September 11, 1997.

*      10.28   Comanche Trail Nursing Home, Big Spring, Texas, Lease Agreement,
               dated April 10, 1990, between Lloyd G. Hobbs and Select Care
               Enterprises, Inc. (assigned to Summit Care Corporation); Consent to Assignment of Lease, dated April 10, 1990; Assignment of Lease with Option to Purchase, dated December 1, 1994; Assignment and
               Assumption of Lease, dated September 1, 1997.

*      10.29   Woodland Convalescent Center, Reseda, California Lease Agreement,
               dated February 1, 1995 between Uni-Cal Associates and Summit
               Care-California, Inc.

*      10.30   Agreement for Development and Operation of Skilled Nursing
               Facilities, dated May 4, 1998, between Fountain View, Inc. and
               Baylor Health Care System; Service Mark Sublicense Agreement,
               dated May 4, 1998, between Fountain View, Inc. and Baylor Health
               Care System; Trademark License Agreement, dated July 24, 1997, between Baylor University and Baylor Health Care System.

*      10.31   On Track Physical Therapy, Office Building Lease Agreement,
               Fresno, California, dated January 31, 1997 between M.D. Bautista
               Developments and On Track Physical Therapy, Inc.

       10.32   Omitted

       10.33   Omitted


**                  10.34   Agreement and Plan of Merger Among Summit Care Corporation,
                            Fountain View, Inc., FV-SCC Acquisition Corporation and Heritage
                            Fund II, L.P., dated February 6, 1998.

**                  10.35   Summit Care Corporation Special Severance Pay Plan dated February
                            6, 1998.

*                   10.36   Investment Agreement dated as of March 27, 1998 among Fountain
                            View and certain investors.

*                   10.37   Stockholders Agreement dated as of March 27, 1998 among Fountain
                            View, the existing stockholders of Fountain View and certain investors.

*                   10.38   Registration Rights Agreement dated as of March 27, 1998 among
                            Fountain View, certain stockholders of Fountain View and certain investors.

*                   10.39   Employment Agreement between Fountain View and Robert Snukal dated
                            March 27, 1998.

*                   10.40   Employment Agreement between Fountain View and Sheila Snukal dated
                            March 27, 1998.

*                   10.41   Employment Agreement between Fountain View and William Scott dated
                            March 27, 1998.

*                   10.42   Promissory Note and Pledge Agreement dated April 16, 1998 issued by William Scott to Fountain View relating to purchase of 20,000
                            Shares of Series A Common Stock.

*                   10.43   Supplemental Signature Page to Investment Agreement dated as of
                            May 4, 1998 among Fountain View, Heritage Fund II, L.P., Baylor
                            Health Care System ("Baylor") and Buckner Foundation ("Buckner").

*                   10.44   Amendment No. 1 to Stockholders Agreement dated as of May 4, 1998 among Fountain View, Heritage, Baylor, Buckner and certain other parties.

*                   10.45   Amendment No. 1 to Registration Rights Agreement dated as of May
                            4, 1998 among Fountain View, Heritage, Baylor, Buckner and certain other parties.

*                   10.46   Warrants to purchase Series C Common Stock of Fountain View issued by Fountain View to Heritage, Baylor, Buckner and certain of
                            Baylor's brokers.

*                   10.47   Credit Agreement Dated as of April 16, 1998 by and among Fountain
                            View, The Banks party thereto and the Bank of Montreal, as agent.

*                   10.48   Guaranty Agreement Dated as of April 16, 1998 by and among
                            Fountain View, the Guarantors, the Banks party thereto and Bank of
                            Montreal.


*                   10.49   Pledge Agreement Dated as of April 16, 1998 by and among Fountain
                            View, the Guarantors, the Banks party thereto and Bank of Montreal.

*                   10.50   Security Agreement Dated as of April 16, 1998 by and among
                            Fountain View, the Guarantors, the Banks party thereto and Bank of
                            Montreal.

*                   10.51   Form of Revolving Note.

*                   10.52   Form of Term Note.

***                 10.53   Amendment No. 1 to Credit Agreement dated as of April 16, 1998 by and among Fountain View, the Banks party thereto and Bank of
                            Montreal, as agent.

****                10.54   Employment Agreement between Fountain View and Paul Rathbun dated
                            August 12, 1998.

****                10.55   Amendment No. 2 to Credit Agreement dated as of March 22, 2000 by and among Fountain View, the Banks party thereto and Bank of
                            Montreal, as agent.

                    10.56   Amendment No. 3 to Credit Agreement dated as of March 22, 2000 by and among Fountain View, the Banks party thereto and Bank of
                            Montreal, as agent.

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

**     Incorporated by reference to the Company's Schedule 14D-1 (File No. 005-43592) filed with the
       Commission on February 13, 1998, as amended.

***    Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed with the Commission on November 16, 1998.

**** Incorporated by reference to the Company's Annual Report on From 10-K, filed with the Commission on March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUNTAIN VIEW, INC.



         By          /s/ROBERT M. SNUKAL               President and Chief Executive Officer          March 30, 2000
           ------------------------------------
                      Robert M. Snukal

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



         /s/ROBERT M. SNUKAL                   President and Chief Executive Officer                  March 30, 2000
         -------------------------------
         Robert M. Snukal

         /s/PAUL C. RATHBUN                    Chief Financial Officer (Principal Financial and       March 30, 2000
         -------------------------------           Accounting Officer)
         Paul C. Rathbun

         /s/WILLIAM C. SCOTT                   Director and Chairman of the Board                     March 30, 2000
         -------------------------------
         William C. Scott

         /s/SHEILA S. SNUKAL                   Executive Vice President and Director                  March 30, 2000
         -------------------------------
            Sheila S. Snukal

         /s/MICHEL REICHERT                    Director                                               March 30, 2000
         -------------------------------
         Michel Reichert

         /s/MICHAEL F. GILLIGAN                Director                                               March 30, 2000
         -------------------------------
         Michael F. Gilligan

         /s/PETER Z. HERMANN                   Director                                               March 30, 2000
         -------------------------------
         Peter Z. Hermann

         /s/MARK J. JROLF                      Director                                               March 30, 2000
         -------------------------------
         Mark J. Jrolf

         /s/BOONE POWELL, JR.                  Director                                               March 30, 2000
         -------------------------------
         Boone Powell, Jr.

                              FOUNTAIN VIEW, INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in thousands)



                                    Balance                       Addition       Charged       Charged                 Balance
                                      at           Addition         due to      to Costs      to costs                   at
                                  Beginning        due to          Reclass-       and         to Other      Deduct-    End of
Description                       of Period      Acquisition      ification     Expenses       Accounts       ions     Period
                                                    (1)             (2)                          (3)           (4)
---------------------------------------------------------------------------------------------------------------------------------
Accounts Receivable:

 Year Ended December 31, 1999

 Allowance for doubtful accounts        $11,052      $     -        $1,960      $3,971        $123           $3,110       $13,996

 Year Ended December 31, 1998

 Allowance for doubtful accounts        $ 1,152      $   7,918      $  -        $3,826        $ 38           $1,882       $11,052

 Year Ended December 31, 1997

 Allowance for doubtful accounts        $   779        $     -      $  -        $  395        $  -           $   22       $ 1,152



Notes Receivable:

 Year Ended December 31, 1999

 Allowance for loss on notes
  receivable                            $   590        $     -      $  -        $   88        $ (4)          $  -         $    674


 Year Ended December 31, 1998

 Allowance for loss on notes
  receivable                            $  -           $   618      $  -        $   66        $  -           $   94       $    590


 Year Ended December 31, 1997

 Allowance for loss on notes
  receivable                            $  -           $     -      $  -        $  -          $  -           $  -         $    -


(1)  Balance of Summit allowance at acquisition date.
(2)  Reclassification of reserves.
(3)  Recoveries of amounts written off.
(4)  Write-offs of uncollectible accounts.