Form 10-Q
period 2000-03-31
FOUNTAIN VIEW INC
filed 2000-05-15
CIK 1055468

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              FOUNTAIN VIEW, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                 (In thousands)


                                                                                      Three Months Ended March 31,
                                                                                      2000                    1999
                                                                                 ------------------------------------
Net revenues                                                                        $71,567                  $69,016

Expenses:
  Salaries and benefits                                                               36,576                  34,023
  Supplies                                                                             9,052                   7,529
  Purchased services                                                                   6,916                   8,644
  Provision for doubtful accounts                                                      1,063                   1,180
  Other expenses                                                                       5,199                   4,949
  Charge related to decertification of facility                                        1,698                       -
  Rent                                                                                 1,304                   1,303
  Rent to related parties                                                                462                     444
  Depreciation and amortization                                                        3,938                   3,862
  Interest expense, net of interest income                                             6,142                   5,617
                                                                                 -----------------------------------
Total expenses                                                                       72,350                   67,551
                                                                                 -----------------------------------

Income (loss) before provision for income taxes                                        (783)                    1465
Income tax provision (benefit)                                                         (133)                     763
                                                                                 -----------------------------------
Net income (loss)                                                                   $  (650)                 $   702
                                                                                 ===================================

                            See accompanying notes.

                              FOUNTAIN VIEW, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                                         March 31,              December 31,
                                                                                           2000                     1999
                                                                             -------------------------------------------------
                                                                                       (Unaudited)                (Note)
Assets
Current assets:
 Cash and cash equivalents                                                           $        -                  $     -
 Accounts receivable, less allowance for doubtful accounts of $14,561 and
  $13,996 at 2000 and 1999, respectively                                                 48,176                   45,243

 Current portion of deferred income taxes                                                11,176                   11,176
 Other current assets                                                                     9,230                   10,512
                                                                             -------------------------------------------------
Total current assets                                                                     68,582                   66,931

Property and equipment, at cost:
 Land and land improvements                                                              25,064                   25,064
 Buildings and leasehold improvements                                                   215,966                  215,517
 Furniture and equipment                                                                 30,584                   30,209
 Construction in progress                                                                   988                      933
                                                                             -------------------------------------------------
                                                                                        272,602                  271,723
Less accumulated depreciation and amortization                                          (26,082)                 (23,056)
                                                                             -------------------------------------------------
                                                                                        246,520                  248,667


Notes receivable, less allowance for doubtful accounts
  of $680 and $674 at 2000 and 1999, respectively                                         4,718                    4,773
Goodwill, net                                                                            54,911                   55,388
Deferred financing costs, net                                                            10,217                   10,258
Deferred income taxes                                                                     4,438                    4,463
Other assets                                                                              4,540                    4,556
                                                                             -------------------------------------------------

Total assets                                                                           $393,926                 $395,036
                                                                             =================================================


Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


                            See accompanying notes.

                              FOUNTAIN VIEW, INC.

                    (In thousands, except stock information)


                                                                                         March 31,              December 31,
                                                                                           2000                     1999
                                                                                ----------------------------------------------
                                                                                         (Unaudited)                (Note)


Liabilities and Shareholders' Equity
Current liabilities:
 Accounts payable and accrued liabilities                                                    $ 22,301                 $ 22,455
 Employee compensation and benefits                                                             8,461                    8,469
 Accrued interest payable                                                                       6,909                    3,605
 Current portion of deferred income taxes                                                         332                      332
 Current maturities of long-term debt and capital leases                                       14,476                   13,247
                                                                                ----------------------------------------------
Total current liabilities                                                                      52,479                   48,108

Long-term debt and capital leases, less current maturities                                    227,194                  231,867

Deferred income taxes                                                                          33,424                   33,582
                                                                                ----------------------------------------------
Total liabilities                                                                             313,097                  313,557

Preferred Stock Series A, mandatorily redeemable, $0.01 par value:
 1,000,000 shares authorized, 15,000 shares issued and outstanding at 2000
 and 1999 (liquidation preference of $15 million)                                              15,000                   15,000

Commitments and contingencies                                                                       -                        -

Shareholders' equity:
Common Stock Series A, $0.01 par value:  1,500,000 shares authorized,
 1,000,000 shares issued and outstanding at 2000 and 1999                                          10                       10

Common Stock Series B, $0.01 par value:  200,000 shares authorized, 114,202
 shares issued and outstanding at 2000 and 1999                                                     1                        1

Common Stock Series C, $0.01 par value:  1,300,000 shares authorized, 20,742
 shares issued and outstanding at 2000 and 1999                                                     -                        -

Additional paid-in capital                                                                    106,488                  106,488
Accumulated deficit                                                                           (38,130)                 (37,480)
Due from shareholder                                                                           (2,540)                  (2,540)
                                                                                ----------------------------------------------
Total shareholders' equity                                                                     65,829                   66,479
                                                                                ----------------------------------------------

Total liabilities and shareholders' equity                                                   $393,926                 $395,036
                                                                                ==============================================

Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


                            See accompanying notes.

                              FOUNTAIN VIEW, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                                                                     Three Months Ended
                                                                                                          March 31,
                                                                                                 2000                     1999
                                                                                ----------------------------------------------

Operating activities:
 Net income (loss)                                                                            $  (650)                 $   702
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization                                                                3,938                    3,862
   Changes in operating assets and liabilities:
     Accounts receivable                                                                       (2,933)                     845
     Other current assets                                                                       1,135                   (1,326)
     Accounts payable and accrued liabilities                                                    (154)                  (3,378)
     Employee compensation and benefits                                                            (8)                   1,053
     Accrued interest payable                                                                   3,304                    3,589
     Deferred income taxes                                                                       (133)                     763
                                                                                ----------------------------------------------
 Total adjustments                                                                              5,149                    5,408
                                                                                ----------------------------------------------
Net cash provided by operating activities                                                       4,499                    6,110

Investing activities:
 Principal payments on notes receivable                                                           202                      227
 Additions to property and equipment                                                             (879)                  (1,609)
 Changes in other assets                                                                            7                      (19)
                                                                                ----------------------------------------------
Net cash used in investing activities                                                            (670)                  (1,401)

Financing activities:
 Bank financing fee                                                                              (385)                       -
 Decrease in capital lease obligations                                                           (244)                    (251)
 Principal payments on long-term debt                                                          (1,250)                       -
 Pay down on revolving loan facility, net                                                      (1,950)                  (4,000)
                                                                                ----------------------------------------------
Net cash used in financing activities                                                          (3,829)                  (4,251)
                                                                                ----------------------------------------------

Increase in cash and cash equivalents                                                               -                      458
Cash and cash equivalents at beginning of period                                                    -                        -
                                                                                ----------------------------------------------
Cash and cash equivalents at end of period                                                   $      -                  $   458
                                                                                ==============================================


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

2.  Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the unaudited financial information reflects all adjustments (all of which are of a normal recurring nature), which are considered necessary to fairly state the Company's financial position, its cash flows and the results of operations. These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999. The interim financial information herein is not necessarily representative of that to be expected for a full year.

3.  Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

4.  Business Segments

The Company has three reportable segments: nursing services, therapy services, and pharmacy services. The Company's reportable segments are business units that offer different services and products. The reportable segments are each managed separately due to the nature of the services provided or the products sold.

The Company evaluates performance and allocates resources based on an efficient and cost-effective operating model which maximizes profitability and the quality of care provided across the Company's entire facility network. Certain of Fountain View's facilities are leased, under operating leases, and not owned. Accordingly, earnings before interest, taxes, depreciation, amortization and rent is used to determine and evaluate segment profit or loss. Corporate overhead is not allocated for purposes of determining segment profit or loss, and is included, along with the Company's DME subsidiary in the "all other" category in the selected segment financial data that follows. Intersegment revenues are recorded at the Company's cost plus standard mark-up; intersegment profit and loss has been eliminated in consolidation.

The following table sets forth selected financial data by business segment (in thousands):

Selected Financial Data:

                                                     Nursing         Therapy          Pharmacy
                                                     Services        Services         Services          All Other         Totals
                                             ------------------------------------------------------------------------------------
Three Months Ended March 31, 2000:

Revenues from external customers                     $63,229          $3,106             $5,181         $    51          $71,567
Intersegment revenues                                      -           6,249              1,612           2,023            9,884
                                           ------------------------------------------------------------------------------------

 Total revenues                                      $63,229          $9,355             $6,793         $ 2,074          $81,451
                                            ====================================================================================

Segment profit (loss)                                $11,842          $2,704             $  790         $(4,273)         $11,063

Three Months Ended March 31, 1999:

Revenues from external customers                     $60,552          $2,892             $5,572         $     -          $69,016
Intersegment revenues                                      -           3,428              1,104             816            5,348
                                             ------------------------------------------------------------------------------------

 Total revenues                                      $60,552          $6,320             $6,676         $   816          $74,364
                                            ====================================================================================

Segment profit (loss)                                $13,516          $1,356             $1,050         $(3,231)         $12,691

                                                                                             Three Months Ended
                                                                                                 March 31,
                                                                                            2000                  1999
                                                                             -----------------------------------------
Revenues:

External revenues for reportable segments                                                $71,567               $69,016
Intersegment revenues for reportable segments                                              9,884                 5,348
Elimination of intersegment revenues                                                      (9,884)               (5,348)
                                                                             -----------------------------------------
Total consolidated revenues                                                              $71,567               $69,016
                                                                             =========================================

5.  Comprehensive Income

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), establishes standards for the reporting of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. SFAS 130 uses the term comprehensive income to describe the total of all components of comprehensive income, that is, net income plus other comprehensive income. Other comprehensive income items include unrealized gains and losses on available-for-sale securities; foreign currency translation adjustments; changes in the market value of certain futures contracts; and changes in certain minimum pension liabilities. Fountain View has no items of other comprehensive income in the periods reported, and, therefore, comprehensive income (loss) is equal to net income (loss), as reported.

6.  Income Taxes

The income tax provision (benefit) is calculated using a federal tax rate of 34% and a blended state tax rate of 6%. The difference between the federal and blended state tax rates and the effective rate is primarily due to the non-deductible portion of goodwill.

7.  Charge Related to Decertification of Facility

In November 1999, one of the Company's SNF's was decertified from the Medicare and Medicaid Programs. The Company continues to vigorously contest this decertification. The Company anticipates that this SNF will be reinstated into the Medicare and Medicaid Programs in May 2000. In addition, the Company anticipates an additional pre-tax charge of approximately $800,000 in the second quarter of 2000 relating to this decertification.

Item 2. Management's Discussion And Analysis of Financial Condition And Results of Operations (Unaudited)

Quarter Ended March 31, 2000 Compared to Quarter Ended March 31, 1999 (Dollars in Thousands)

Net revenues increased $2,551 or 3.7% from $69,016 for the quarter ended March 31, 1999 to $71,567 for the quarter ended March 31, 2000. Total average occupancy was 82.7% for the quarter ended March 31, 2000 and 83.7% for the quarter ended March 31, 1999. Although the total average occupancy declined between quarters, net revenues increased primarily due to greater Medicare census in the current quarter.

Expenses, consisting of salaries and benefits, supplies, purchased services, provision for doubtful accounts, other expenses and charge related to decertification of facility as a percent of net revenues increased from 81.6% of net revenues for the quarter ended March 31, 1999 to 84.5% for the quarter ended March 31, 2000. Expenses increased $4,179 or 7.4% from $56,325 for the quarter ended March 31, 1999 to $60,504 for the quarter ended March 31, 2000. This increase was primarily due to salaries and benefits and the charge related to decertification of a facility. Salaries and benefits were 51.1% of net revenues for the quarter ended March 31, 2000 compared to 49.3% for the quarter ended March 31, 1999. The increase in salaries and benefits was largely due to additional personnel related to expansion of the Company's therapy operations.

Income before rent, rent to related parties, depreciation and amortization and interest expense decreased $1,628 or 12.8% from $12,691 for the quarter ended March 31, 1999 to $11,063 for the quarter ended March 31, 2000 and was 15.5% of net revenues for the quarter ended March 31, 2000 compared to 18.4% for the quarter ended March 31, 1999.

Rent, rent to related parties, depreciation and amortization and interest expense increased $620 or 5.5% from $11,226 for the quarter ended March 31, 1999 to $11,846 for the quarter ended March 31, 2000. Substantially all of this increase was due to higher interest expense due in part to higher interest rates on the Company's term loan credit and revolving loan facilities.

Net income decreased from $702 for the quarter ended March 31, 1999 to a net loss of $650 for the quarter ended March 31, 2000.

Selected statistics are shown below:

                                                                      2000                   1999             (Decrease)
                                                    --------------------------------------------------------------------

Facilities in operation at:
 March 31                                                               50                     50                      -

Nursing center beds at:
 March 31                                                            6,032                  6,032                      -

Assisted living beds at:
 March 31                                                              700                    700                      -

Total beds at:
 March 31                                                            6,732                  6,732                      -

Total occupancy:
 First quarter                                                        82.7%                  83.7%                 (1.0)%

Nursing center occupancy:
 First quarter                                                        84.4%                  85.2%                 (0.8)%

Assisted living center occupancy:
 First quarter                                                        68.6%                  70.7%                 (2.1)%


Liquidity and Capital Resources (Dollars in Thousands)

At March 31, 2000, the Company had $0 in cash and cash equivalents and working capital of $16,103. The Company utilizes its cash balances to reduce amounts drawn on its revolving credit facility; as such, the cash and cash equivalents balance is minimal. During the three months ended March 31, 2000, the Company's cash and cash equivalents remained unchanged.

Net cash provided by operating activities decreased $1,611 from $6,110 for the three months ended March 31, 1999 to $4,499 for the three months ended March 31, 2000. This decrease was primarily due to a reduction in earnings between quarters.

Long-term debt, including current maturities, totaling $241,670 at March 31, 2000 consisted of mortgage and capital lease obligations of $18,970, a term loan credit facility of $85,000, senior subordinated notes of $120,000, and borrowings on the Company's revolving loan facility of $17,700.

The Company had $12,300 in available borrowings on its revolving loan facility at March 31, 2000. The Company believes that it has sufficient cash flow from its existing operations and from its bank line of credit to service long-term debt due within one year of $14,476, which includes a capital lease purchase option of $3,584 on a skilled nursing facility in Texas which the Company plans to purchase in June 2000, to make normal recurring capital replacements, additions and improvements of approximately $6,000 planned for the next 12 months and to meet other long-term working capital needs and obligations. The Company expects, on a selective basis, to pursue expansion of its existing centers and the acquisition or development of additional centers in markets where demographics and competitive factors are favorable.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to future events or the future financial performance of the Company including, but not limited to, statements contained in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations". These forward-looking statements may include, among other things, the success of the Company's business strategy, the Company's ability to develop and expand its business in regional markets, the Company's ability to increase the level of sub-acute and specialty medical care it provides, the effects of government regulation and healthcare reform, litigation, the Company's anticipated future revenues and additional revenue opportunities, capital spending and financial resources, the liquidity demands of the Company, the Company's ability to meet its liquidity needs, and other statements contained in this Quarterly Report on Form 10-Q that are not historical facts. Although management of the Company believes that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate and, as a result, the forward-looking statements based on those assumptions also could be materially incorrect. Readers are cautioned that such forward-looking statements, which may be identified by words including "anticipates," "believes," "intends," "estimates," "plans," and other similar expressions, are only predictions or estimations and are subject to known and unknown risks and uncertainties, over which the Company has little or no control. In evaluating such statements, readers should consider the various factors identified above which could cause actual events, performance or results to differ materially from those indicated by such statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Certain of the Company's debt obligations are sensitive to changes in interest rates. The rates on the term loan credit and revolving loan facilities, which both bear interest at LIBOR plus an applicable margin, are reset at various intervals, thus limiting their risk. The Company has not experienced significant changes in market risk due to the relative stability of interest rates during the three months ended March 31, 2000.

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

The following exhibits are included herein:

(27) Financial Data Schedule

The Company did not file any reports on Form 8-K during the three months ended March 31, 2000.



                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



FOUNTAIN VIEW, INC.


Date:  May 15, 2000                  By:          /s/PAUL C. RATHBUN
                                         ----------------------------------
                                                    Paul C. Rathbun
                                           Senior Vice President - Finance,
                                         Chief Financial Officer and Treasurer
                                               (Principal Financial and
                                                  Accounting Officer)

Date:  May 15, 2000                  By:          /s/JOHN L. FARBER
                                        -----------------------------------
                                                 John L. Farber
                                         Vice President - Controller and
                                               Assistant Secretary