Form 10-Q
period 2000-06-30
FOUNTAIN VIEW INC
filed 2000-08-14
CIK 1055468

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended June 30, 2000

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

As of June 30, 2000, the number of shares of each class of the Issuer's common stock outstanding was as follows: Series A Common Stock: 1,000,000; Series B Common Stock: 114,202; and Series C Common Stock: 20,742.

                               TABLE OF CONTENTS

                              FOUNTAIN VIEW, INC.



                                                                                                     Pages
                                                                                                     -----

PART I - FINANCIAL INFORMATION

            Item 1.    Financial Statements

                       Consolidated Statements of Operations                                                1

                       Consolidated Balance Sheets                                                       2, 3

                       Consolidated Statements of Cash Flows                                                4

                       Notes to Consolidated Financial Statements                                       5 - 7

            Item 2.    Management's Discussion and Analysis of Financial Condition and Results          7 - 9
                       of Operations

            Item 3.    Quantitative and Qualitative Disclosures of Market Risk                              9


PART II - OTHER INFORMATION

            Item 6.    Exhibits and Reports on Form 8-K                                                    10

SIGNATURES                                                                                                 10

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                              FOUNTAIN VIEW, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                 (In thousands)


                                                            Three Months Ended        Six Months Ended
                                                                 June 30,                 June 30,
                                                               2000        1999         2000         1999
                                                        -------------------------------------------------

Net revenues                                                $71,548     $68,001     $143,115     $137,017

Expenses:
 Salaries and benefits                                       37,534      33,745       74,110       67,768
 Supplies                                                     9,334       7,882       18,386       15,411
 Purchased services                                           7,000       7,806       13,916       16,450
 Provision for doubtful accounts                              1,093       1,130        2,156        2,310
 Other expenses                                               5,774       5,498       10,973       10,447
 Charge related to decertification of facility                1,715           -        3,413            -
 Rent                                                         1,331       1,296        2,635        2,599
 Rent to related parties                                        462         444          924          888
 Depreciation and amortization                                3,996       3,902        7,934        7,764
 Interest expense, net of interest income                     6,237       6,148       12,379       11,765
                                                        -------------------------------------------------
Total expenses                                               74,476      67,851      146,826      135,402
                                                        -------------------------------------------------

Income (loss) before provision for income taxes              (2,928)        150       (3,711)       1,615
Income tax provision (benefit)                                 (990)        237       (1,123)       1,000
                                                        -------------------------------------------------

Net income (loss)                                           $(1,938)    $   (87)    $ (2,588)    $    615
                                                        =================================================



                            See accompanying notes.

                              FOUNTAIN VIEW, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                                              June 30,               December 31,
                                                                                               2000                     1999
                                                                                          ---------------------------------------
                                                                                            (Unaudited)                (Note)
Assets
Current assets:
 Cash and cash equivalents                                                                 $       -                 $       -
 Accounts receivable, less allowance for doubtful accounts of $15,070 and
  $13,996 at 2000 and 1999, respectively                                                       45,640                   45,243

 Current portion of deferred income taxes                                                      11,176                   11,176
 Other current assets                                                                           9,989                   10,512
                                                                                          ------------------------------------
Total current assets                                                                           66,805                   66,931





Property and equipment, at cost:
 Land and land improvements                                                                    25,065                   25,064
 Buildings and leasehold improvements                                                         216,270                  215,517
 Furniture and equipment                                                                       30,892                   30,209
 Construction in progress                                                                       1,240                      933
                                                                                          ------------------------------------
                                                                                              273,467                  271,723
Less accumulated depreciation and amortization                                                (29,142)                 (23,056)
                                                                                          ------------------------------------
                                                                                              244,325                  248,667




Notes receivable, less allowance for doubtful accounts of $686 and $674 at
 2000 and 1999, respectively                                                                    4,664                    4,773

Goodwill, net                                                                                  54,434                   55,388
Deferred financing costs, net                                                                   9,798                   10,258
Deferred income taxes                                                                           5,270                    4,463
Other assets                                                                                    4,749                    4,556
                                                                                          ------------------------------------

Total assets                                                                               $  390,045                $ 395,036
                                                                                          ====================================


Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.



                            See accompanying notes.

                              FOUNTAIN VIEW, INC.

                    (In thousands, except stock information)


                                                                                             June 30,               December 31,
                                                                                               2000                     1999
                                                                                            ----------------------------------
                                                                                            (Unaudited)                (Note)
Liabilities and Shareholders' Equity
Current liabilities:
 Accounts payable and accrued liabilities                                                    $ 23,924                 $ 22,455
 Employee compensation and benefits                                                             8,039                    8,469
 Accrued interest payable                                                                       4,347                    3,605
 Current portion of deferred income taxes                                                         332                      332
 Current maturities of long-term debt and capital leases                                       13,426                   13,247
                                                                                             ---------------------------------
Total current liabilities                                                                      50,068                   48,108

Long-term debt and capital leases, less current maturities                                    227,820                  231,867

Deferred income taxes                                                                          33,266                   33,582
                                                                                             ---------------------------------
Total liabilities                                                                             311,154                  313,557

Preferred Stock Series A, mandatorily redeemable, $0.01 par value:
 1,000,000 shares authorized, 15,000 shares issued and outstanding at 2000
 and 1999 (liquidation preference of $15 million)                                              15,000                   15,000



Commitments and contingencies                                                                       -                        -

Shareholders' equity:
Common Stock Series A, $0.01 par value:  1,500,000 shares authorized,
 1,000,000 shares issued and outstanding at 2000 and 1999                                          10                       10

Common Stock Series B, $0.01 par value:  200,000 shares authorized, 114,202
 shares issued and outstanding at 2000 and 1999                                                     1                        1

Common Stock Series C, $0.01 par value:  1,300,000 shares authorized, 20,742
 shares issued and outstanding at 2000 and 1999                                                     -                        -

Additional paid-in capital                                                                    106,488                  106,488
Accumulated deficit                                                                           (40,068)                 (37,480)
Due from shareholder                                                                           (2,540)                  (2,540)
                                                                                             ---------------------------------
Total shareholders' equity                                                                     63,891                   66,479
                                                                                             ---------------------------------

Total liabilities and shareholders' equity                                                   $390,045                 $395,036
                                                                                             =================================


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

                              FOUNTAIN VIEW, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                                                                      Six Months Ended
                                                                                                          June 30,
                                                                                                 2000                     1999
                                                                                              --------------------------------
Operating activities:
 Net income (loss)                                                                            $(2,588)                 $   615
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization                                                                7,934                    7,764
   Changes in operating assets and liabilities:
     Accounts receivable                                                                         (397)                   5,555
     Other current assets                                                                         376                   (1,751)
     Accounts payable and accrued liabilities                                                   1,469                   (4,798)
     Employee compensation and benefits                                                          (430)                     343
     Accrued interest payable                                                                     742                      857
     Deferred income taxes                                                                     (1,123)                     961
                                                                                               -------------------------------
 Total adjustments                                                                              8,571                    8,931
                                                                                               -------------------------------
Net cash provided by operating activities                                                       5,983                    9,546

Investing activities:
 Principal payments on notes receivable                                                           256                      430
 Additions to property and equipment                                                           (1,744)                  (3,399)
 Changes in other assets                                                                         (211)                    (106)
                                                                                               -------------------------------
Net cash used in investing activities                                                          (1,699)                  (3,075)

Financing activities:
 Additions to deferred financing costs                                                           (416)                       -
 Decrease in capital lease obligations                                                           (468)                    (508)
 Principal payments on long-term debt                                                          (3,750)                  (1,250)
 Draw (pay down) on revolving loan facility, net                                                  350                   (1,711)
                                                                                              --------------------------------
Net cash used in financing activities                                                          (4,284)                  (3,469)
                                                                                              --------------------------------

Increase in cash and cash equivalents                                                               -                    3,002
Cash and cash equivalents at beginning of period                                                    -                        -
                                                                                               -------------------------------
Cash and cash equivalents at end of period                                                     $    -                  $ 3,002
                                                                                               ===============================

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

The Company evaluates performance and allocates resources based on an efficient and cost-effective operating model which maximizes profitability and the quality of care provided across the Company's entire facility network. Certain of Fountain View's facilities are leased, under operating leases, and not owned. Accordingly, earnings before interest, taxes, depreciation, amortization and rent is used to determine and evaluate segment profit or loss. Corporate overhead is not allocated for purposes of determining segment profit or loss, and is included, along with the Company's DME subsidiary, in the "all other" category in the selected segment financial data that follows. Intersegment revenues are recorded at the Company's cost plus standard mark-up; intersegment profit and loss has been eliminated in consolidation.

The following table sets forth selected financial data by business segment (in thousands):

Selected Financial Data:

                                                   Nursing         Therapy             Pharmacy
                                                   Services        Services            Services       All Other         Totals
                                            ------------------------------------------------------------------------------------
Six Months Ended June 30, 2000:

Revenues from external customers                    $125,341         $ 7,192            $10,485         $    97         $143,115
Intersegment revenues                                      -          12,153              2,992           4,057           19,202
                                            ------------------------------------------------------------------------------------
 Total revenues                                     $125,341         $19,345            $13,477         $ 4,154         $162,317
                                            ====================================================================================

Segment profit (loss)                               $ 22,120         $ 5,201            $ 1,281         $(8,441)        $ 20,161

Six Months Ended June 30, 1999:

Revenues from external customers                    $120,741         $ 5,455            $10,817         $     4         $137,017
Intersegment revenues                                      -           7,063              2,349           1,702           11,114
                                            ------------------------------------------------------------------------------------
 Total revenues                                     $120,741         $12,518            $13,166         $ 1,706         $148,131
                                            ====================================================================================

Segment profit (loss)                               $ 26,800         $ 2,941            $ 1,773         $(6,883)        $ 24,631

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                          2000                1999
                                                                             -----------------------------------------
Revenues:

External revenues for reportable segments                                               $143,115            $137,017
Intersegment revenues for reportable segments                                             19,202              11,114
Elimination of intersegment revenues                                                     (19,202)            (11,114)
                                                                             ----------------------------------------
Total consolidated revenues                                                             $143,115            $137,017
                                                                             ========================================

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

7. Charge Related to Decertification of Facility

In November 1999, one of the Company's SNF's was decertified from the Medicare and Medicaid Programs. The Company continues to vigorously contest this decertification. The previously anticipated May 2000 recertification did not occur and, in July, a new recertification process was begun which is expected to be completed in November 2000. Pretax losses related to this matter are approximately $600,000 a month. If not resolved, these losses could possibly cause the Company to be out of compliance with certain financial covenants of its term loan and revolving loan facilities in the third quarter of 2000.

Item 2. Management's Discussion And Analysis of Financial Condition And Results of Operations (Unaudited)

Quarter Ended June 30, 2000 Compared to Quarter Ended June 30, 1999 (Dollars in Thousands)

Net revenues increased $3,547 or 5.2% from $68,001 for the quarter ended June 30, 1999 to $71,548 for the quarter ended June 30, 2000. Total average occupancy was 81.9% for the quarter ended June 30, 2000 and 83.0% for the quarter ended June 30, 1999. Although the total average occupancy declined between quarters, net revenues increased primarily due to additional external business at the Company's therapy subsidiary, higher Medicare census and higher Medicare rates effective April 1, 2000.

Expenses increased $6,389 or 11.4% from $56,061 for the quarter ended June 30, 1999 to $62,450 for the quarter ended June 30, 2000. As a percent of net revenues, expenses increased from 82.4% of net revenues for the quarter ended June 30, 1999 to 87.3% for the quarter ended June 30, 2000. This increase was primarily due to higher salaries and benefits ($3,789), higher supplies costs related primarily to nursing services and pharmacy services ($1,452), and the charge related to decertification of a facility ($1,715). Salaries and benefits were 52.5% of net revenues for the quarter ended June 30, 2000 compared to 49.6% for the quarter ended June 30, 1999. The increase in salaries and benefits was largely due to additional personnel related to expansion of the Company's therapy operations and increases in wage rates and staffing levels at the Company's nursing facilities.

Income before rent, rent to related parties, depreciation and amortization and interest expense decreased $2,842 or 23.8% from $11,940 for the quarter ended June 30, 1999 to $9,098 for the quarter ended June 30, 2000 and was 12.7% of net revenues for the quarter ended June 30, 2000 compared to 17.6% for the quarter ended June 30, 1999.

Rent, rent to related parties, depreciation and amortization and interest expense increased $236 or 2.0% from $11,790 for the quarter ended June 30, 1999 to $12,026 for the quarter ended June 30, 2000. Substantially all of this increase was due to higher interest expense due in part to higher interest rates on the Company's term loan credit and revolving loan facilities.

Net loss increased from $87 for the quarter ended June 30, 1999 to $1,938 for the quarter ended June 30, 2000.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999 (Dollars in Thousands)

Net revenues increased $6,098 or 4.5% from $137,017 for the six months ended June 30, 1999 to $143,115 for the six months ended June 30, 2000. Total average occupancy was 82.3% for the six months ended June 30, 2000 and 83.3% for the six months ended June 30, 1999. Although the total average occupancy declined between periods, net revenues increased primarily due to additional external business at the Company's therapy subsidiary, higher Medicare census and higher Medicare rates effective April 1, 2000.

Expenses increased $10,568 or 9.4% from $112,386 for the six months ended June 30, 1999 to $122,954 for the six months ended June 30, 2000. As a percent of net revenues, expenses increased from 82.0% of net revenues for the six months ended June 30, 1999 to 85.9% for the six months ended June 30, 2000. This increase was primarily due to higher salaries and benefits ($6,342), higher supplies costs related primarily to nursing services and pharmacy services ($2,975), and the charge related to decertification of a facility ($3,413), partially offset by decreased purchased services ($2,534). Salaries and benefits were 51.8% of net revenues for the six months ended June 30, 2000 compared to 49.5% for the six months ended June 30, 1999. The increase in salaries and benefits was largely due to additional personnel related to expansion of the Company's therapy operations and increases in wage rates and staffing levels at the Company's nursing facilities. The decrease in purchased services was primarily due to the conversion of therapy business from outside contractors to the Company's therapy operations.

Income before rent, rent to related parties, depreciation and amortization and interest expense decreased $4,470 or 18.1% from $24,631 for the six months ended June 30, 1999 to $20,161 for the six months ended June 30, 2000 and was 14.1% of net revenues for the six months ended June 30, 2000 compared to 18.0% for the six months ended June 30, 1999.

Rent, rent to related parties, depreciation and amortization and interest expense increased $856 or 3.7% from $23,016 for the six months ended June 30, 1999 to $23,872 for the six months ended June 30, 2000. Substantially all of this increase was due to higher interest expense due in part to higher interest rates on the Company's term loan credit and revolving loan facilities.

Net income was $615 for the six months ended June 30, 1999 compared to a net loss of $2,588 for the six months ended June 30, 2000.

Selected statistics are shown below:

                                                                      2000                   1999        (Decrease)
                                                    --------------------------------------------------------------------
Facilities in operation at:
 March 31                                                               50                     50             -
 June 30                                                                50                     50             -

Nursing center beds at:
 March 31                                                            6,032                  6,032             -
 June 30                                                             6,032                  6,032             -

Assisted living beds at:
 March 31                                                              700                    700             -
 June 30                                                               700                    700             -

Total beds at:
 March 31                                                            6,732                  6,732             -
 June 30                                                             6,732                  6,732             -

Total occupancy:
 First quarter                                                        82.7%                  83.7%         (1.0)%
 Second quarter                                                       81.9%                  83.0%         (1.1)%

Nursing center occupancy:
 First quarter                                                        84.4%                  85.2%         (0.8)%
 Second quarter                                                       83.5%                  84.5%         (1.0)%

Assisted living center occupancy:
 First quarter                                                        68.6%                  70.7%         (2.1)%
 Second quarter                                                       68.8%                  69.7%         (0.9)%

Liquidity and Capital Resources (Dollars in Thousands)

At June 30, 2000, the Company had $0 in cash and cash equivalents and working capital of $16,737. The Company utilizes its cash balances to reduce amounts drawn on its revolving credit facility; as such, the cash and cash equivalents balance is minimal. During the six months ended June 30, 2000, the Company's cash and cash equivalents remained unchanged.

Net cash provided by operating activities decreased $3,563 from $9,546 for the six months ended June 30, 1999 to $5,983 for the six months ended June 30, 2000. This decrease was primarily due to a reduction in earnings in 2000.

Long-term debt, including current maturities, totaling $241,246 at June 30, 2000 consisted of mortgage and capital lease obligations of $18,746, a term loan credit facility of $82,500, senior subordinated notes of $120,000, and borrowings on the Company's revolving loan facility of $20,000.

The Company had $10,000 in available borrowings on its revolving loan facility at June 30, 2000. The Company believes that it has sufficient cash flow from its existing operations and from its bank line of credit to service long-term debt due within one year of $13,426 to make normal recurring capital replacements, additions and improvements of approximately $6,000 planned for the next 12 months and to meet other long-term working capital needs and obligations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Certain of the Company's debt obligations are sensitive to changes in interest rates. The rates on the term loan credit and revolving loan facilities, which both bear interest at LIBOR plus an applicable margin, are reset at various intervals, thus limiting their risk. The Company has not experienced significant changes in market risk due to the relative stability of interest rates during the six months ended June 30, 2000.

                          PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

The following exhibits are included herein:

(27) Financial Data Schedule

The Company did not file any reports on Form 8-K during the six months ended June 30, 2000.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



FOUNTAIN VIEW, INC.



Date:  August 14, 2000                       By:  /s/ PAUL C. RATHBUN
                                                --------------------------
                                                      Paul C. Rathbun
                                              Senior Vice President - Finance,
                                           Chief Financial Officer and Treasurer
                                                  (Principal Financial and
                                                     Accounting Officer)