Form 10-Q
period 2000-09-30
FOUNTAIN VIEW INC
filed 2000-11-14
CIK 1055468

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended September 30, 2000

                                       OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

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

As of September 30, 2000, the number of shares of each class of the Issuer's common stock outstanding was as follows: Series A Common Stock: 1,000,000; Series B Common Stock: 114,202; and Series C Common Stock: 20,742.

================================================================================

                               TABLE OF CONTENTS

                              FOUNTAIN VIEW, INC.



                                                                                                     Pages
                                                                                                -------------
PART I - FINANCIAL INFORMATION

            Item 1.    Financial Statements

                       Consolidated Statements of Operations                                               1

                       Consolidated Balance Sheets                                                       2, 3

                       Consolidated Statements of Cash Flows                                               4

                       Notes to Consolidated Financial Statements                                       5 - 7

            Item 2.    Management's Discussion and Analysis of Financial Condition and Results         7 - 10
                       of Operations

            Item 3.    Quantitative and Qualitative Disclosures of Market Risk                            10


PART II - OTHER INFORMATION

            Item 6.    Exhibits and Reports on Form 8-K                                                   11

SIGNATURES                                                                                                11

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                              FOUNTAIN VIEW, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                (In thousands)


                                                           Three Months Ended      Nine Months Ended
                                                              September 30,          September 30,
                                                              2000       1999        2000         1999
                                                           --------   --------   ---------    ---------
Net revenues                                                $77,055    $67,821    $220,170     $204,838

Expenses:
 Salaries and benefits                                       39,180     33,418     113,290      101,186
 Supplies                                                    10,159      8,535      28,545       23,946
 Purchased services                                           5,747      7,354      19,663       23,804
 Provision for doubtful accounts                              1,133        756       3,289        3,066
 Other expenses                                               5,602      5,143      16,575       15,590
 Charge related to decertification of facility                1,573          -       4,986            -
 Rent                                                         1,333      1,319       3,494        3,918
 Rent to related parties                                        474        444       1,872        1,332
 Depreciation and amortization                                3,999      3,989      11,933       11,753
 Interest expense, net of interest income                     6,639      5,900      19,018       17,665
                                                        -----------------------------------------------
Total expenses                                               75,839     66,858     222,665      202,260
                                                        -----------------------------------------------

Income (loss) before provision for income taxes               1,216        963      (2,495)       2,578
Income tax provision (benefit)                                  668        562        (455)       1,562
                                                        -----------------------------------------------

Net income (loss)                                           $   548    $   401    $ (2,040)    $  1,016
                                                        ===============================================



                            See accompanying notes.

                              FOUNTAIN VIEW, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                                    September 30,            December 31,
                                                                                        2000                     1999
                                                                             -------------------------------------------------
                                                                                     (Unaudited)                (Note)
Assets
Current assets:
 Cash and cash equivalents                                                          $       -                $      -
 Accounts receivable, less allowance for doubtful accounts of $11,024 and              48,850                   45,243
  $13,996 at 2000 and 1999
 Current portion of deferred income taxes                                              11,176                   11,176
 Other current assets                                                                   6,530                   10,512
                                                                             -------------------------------------------------
Total current assets                                                                   66,556                   66,931

Property and equipment, at cost:
 Land and land improvements                                                            25,068                   25,064
 Buildings and leasehold improvements                                                 216,672                  215,517
 Furniture and equipment                                                               31,125                   30,209
 Construction in progress                                                               1,542                      933
                                                                             -------------------------------------------------
                                                                                      274,407                  271,723
 Accumulated depreciation and amortization                                            (32,184)                 (23,056)
                                                                             -------------------------------------------------
                                                                                      242,223                  248,667


Notes receivable, less allowance for doubtful accounts of $692 and $674 at              5,635                    4,773
 2000 and 1999
Goodwill, net                                                                          53,958                   55,388
Deferred financing costs, net                                                           9,618                   10,258
Deferred income taxes                                                                   4,444                    4,463
Other assets                                                                            3,987                    4,556
                                                                             -------------------------------------------------

Total assets                                                                        $ 386,421                $ 395,036
                                                                             ==================================================


Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.



                            See accompanying notes.

                              FOUNTAIN VIEW, INC.

                    (In thousands, except stock information)


                                                                                           September 30,            December 31,
                                                                                                2000                     1999
                                                                                        -------------------------------------------
                                                                                           (Unaudited)                (Note)
Liabilities and Shareholders' Equity
Current liabilities:
 Accounts payable and accrued liabilities                                                    $ 19,892                 $ 22,455
 Employee compensation and benefits                                                             7,257                    8,469
 Accrued interest payable                                                                       7,826                    3,605
 Current portion of deferred income taxes                                                         384                      332
 Current maturities of long-term debt and capital leases                                       15,952                   13,247
                                                                                        -------------------------------------------

Total current liabilities                                                                      51,311                   48,108

Long-term debt and capital leases, less current maturities                                    222,563                  231,867

Deferred income taxes                                                                          33,108                   33,582
                                                                                        -------------------------------------------

Total liabilities                                                                             306,982                    313,5

Preferred Stock Series A, mandatorily redeemable, $0.01 par value:
 1,000,000 shares authorized, 15,000 shares issued and outstanding at 2000
 and 1999 (liquidation preference of $15 million)                                              15,000                   15,000


Shareholders' equity:
Common Stock Series A, $0.01 par value:  1,500,000 shares authorized,
 1,000,000 shares issued and outstanding at 2000 and 1999                                          10                       10

Common Stock Series B, $0.01 par value:  200,000 shares authorized, 114,202
 shares issued and outstanding at 2000 and 1999                                                     1                        1

Common Stock Series C, $0.01 par value:  1,300,000 shares authorized, 20,742
 shares issued and outstanding at 2000 and 1999                                                     -                        -

Additional paid-in capital                                                                    106,488                  106,488
Accumulated deficit                                                                           (39,520)                 (37,480)
Due from shareholder                                                                           (2,540)                  (2,540)
                                                                                        -------------------------------------------

Total shareholders' equity                                                                     64,439                   66,479
                                                                                        -------------------------------------------


Total liabilities and shareholders' equity                                                   $386,421                 $395,036
                                                                                        ===========================================


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

                              FOUNTAIN VIEW, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                                                                   Nine Months Ended
                                                                                                       September 30,
                                                                                               2000                      1999
                                                                                         ------------------------------------------
Operating activities:
 Net income (loss)                                                                           $ (2,040)                 $  1,016
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization                                                               11,933                    11,753
   Changes in operating assets and liabilities:
     Accounts receivable                                                                       (4,560)                    6,266
     Other current assets                                                                       3,825                    (2,454)
     Accounts payable and accrued liabilities                                                  (2,563)                   (3,256)
     Employee compensation and benefits                                                        (1,212)                   (2,440)
     Accrued interest payable                                                                   4,221                     3,849
     Deferred income taxes                                                                       (403)                    1,521
                                                                                         ------------------------------------------
 Total adjustments                                                                             11,248                    15,239
                                                                                         ------------------------------------------
Net cash provided by operating activities                                                       9,208                    16,255

Investing activities:
 Principal payments on notes receivable                                                           238                       659
 Additions to property and equipment                                                           (2,684)                   (4,190)
 Changes in other assets                                                                          542                      (398)
                                                                                         ------------------------------------------
Net cash used in investing activities                                                          (1,904)                   (3,929)

Financing activities:
 Increase in payable to bank                                                                                             (1,451)
 Additions to deferred financing costs                                                           (705)                        -
 Decrease in capital lease obligations                                                           (699)                     (761)
 Principal payments on long-term debt                                                          (6,250)                   (2,500)
 Draw (pay down) on revolving loan facility, net                                                  350                    (6,061)
                                                                                         ------------------------------------------
Net cash used in financing activities                                                          (7,304)                  (10,773)
                                                                                         ------------------------------------------

Increase in cash and cash equivalents                                                               -                     1,553
Cash and cash equivalents at beginning of period                                                    -                         -
                                                                                         ------------------------------------------
Cash and cash equivalents at end of period                                                    $     -                  $  1,553
                                                                                         ==========================================

Supplemental disclosure:
------------------------
During the nine months ended September 30, 2000, the Company reclassified approximately $953 from accounts receivable to notes receivable.



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

2. Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the unaudited financial information reflects all adjustments (all of which are of a normal recurring nature), which are considered necessary to fairly state the Company's financial position, its cash flows and the results of operations. These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999 as filed in the Form 10-K. The interim financial information herein is not necessarily representative of that to be expected for a full year.

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

The Company evaluates performance and allocates resources based on an efficient and cost-effective operating model which maximizes profitability and the quality of care provided across the Company's entire facility network. Certain of Fountain View's facilities are leased, under operating leases, and are not owned. Accordingly, earnings before interest, taxes, depreciation, amortization and rent is used to determine and evaluate segment profit or loss. Corporate overhead is not allocated for purposes of determining segment profit or loss, and is included, along with the Company's DME subsidiary, in the "all other" category of the selected segment financial data that follows. Intersegment revenues are recorded at the Company's cost plus standard mark-up; intersegment profit and loss has been eliminated in consolidation.

The following table sets forth selected financial data by business segment (in thousands):

Selected Financial Data:

                                                    Nursing         Therapy          Pharmacy
                                                   Services        Services          Services          All Other        Totals
                                            ------------------------------------------------------------------------------------
Nine Months Ended
September 30, 2000:

Revenues from external customers                    $192,503         $11,290            $16,245        $    132         $220,170
Intersegment revenues                                      -          18,151              4,411           6,265           28,827
                                            ------------------------------------------------------------------------------------
 Total revenues                                     $192,503         $29,441            $20,656        $  6,397         $248,997
                                            ====================================================================================

Segment profit (loss)                               $ 36,815         $ 7,501            $ 1,868        $(12,362)        $ 33,822

Nine Months Ended
September 30, 1999:

Revenues from external customers                    $180,832         $ 6,829            $16,248        $    929         $204,838
Intersegment revenues                                      -          11,860              3,763           1,702           17,325
                                            ------------------------------------------------------------------------------------
 Total revenues                                     $180,832         $18,689            $20,011        $  2,631         $222,163
                                            ====================================================================================

Segment profit (loss)                               $ 40,060         $ 4,451            $ 2,824        $(10,089)        $ 37,246

                                                                                            Nine Months Ended
                                                                                               September 30,
                                                                                          2000                  1999
                                                                                     ------------------------------------
Revenues:

External revenues for reportable segments                                               $220,170              $204,838
Intersegment revenues for reportable segments                                             28,827                17,325
Elimination of intersegment revenues                                                     (28,827)              (17,325)
                                                                                     ------------------------------------
Total consolidated revenues                                                             $220,170              $204,838
                                                                                     ====================================

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

7. Third Quarter 2000 Items

In the third quarter of 2000, net revenues were increased by $2,343,000 due to billings for prior year services to the State of Texas Medicaid Program. These billings related to disputed claims which have now been favorably resolved. Billings of $433,000 were collected in the third quarter of 2000 and it is anticipated that the remainder will be substantially collected by March 2001.

Also in the third quarter of 2000, the Company recorded a reduction in purchased services of $1,050,000 related to a favorable vendor settlement for prior year services.

8. Charge Related to Decertification of Facility

In November 1999, one of the Company's SNF's was decertified from the Medicare and Medicaid Programs. The Company continues to vigorously contest this decertification. The previously anticipated May 2000 recertification did not occur and, in July, a new recertification process was begun which is expected to be completed in late November 2000. Pretax losses related to this matter are approximately $550,000 a month. If not resolved, these losses could possibly cause the Company to be out of compliance with certain financial covenants of its term loan and revolving loan facilities in the final quarter of 2000.

Item 2. Management's Discussion And Analysis of Financial Condition And Results of Operations (Unaudited)

Quarter Ended September 30, 2000 Compared to Quarter Ended September 30, 1999 (Dollars in Thousands)

Net revenues increased $9,234 or 13.6% from $67,821 for the quarter ended September 30, 1999 to $77,055 for the quarter ended September 30, 2000. Total average occupancy was 82.6% for the quarter ended September 30, 2000 and 82.8% for the quarter ended September 30, 1999. Although the total average occupancy declined between quarters, net revenues increased primarily due to additional external business at the Company's therapy subsidiary, higher Medicare census and higher Medicare rates effective April 1, 2000, and net revenues relating to prior year billings to the State of Texas Medicaid Program (as discussed in Note 7 of accompanying financial statements).

Expenses increased $8,981 or 13.4% from $66,858 for the quarter ended September 30, 1999 to $75,839 for the quarter ended September 30, 2000. As a percent of net revenues, expenses were 98.6% of net revenues for the quarter ended September 30, 1999 compared to 98.4% for the quarter ended September 30, 2000. This change was primarily due to higher salaries and benefits ($5,762), higher supplies costs related primarily to nursing services and pharmacy services ($1,624), and the charge related to decertification of a facility ($1,573) partially offset by reduced purchased services ($1,607). Salaries and benefits were 50.8% of net revenues for the quarter ended September 30, 2000 compared to 49.3% for the quarter ended September 30, 1999. The increase in salaries and benefits was largely due to additional personnel related to expansion of the Company's therapy operations and increases in wage rates and staffing levels at the Company's nursing facilities.

Income before rent, rent to related parties, depreciation and amortization and interest expense increased $1,046 or 8.3% from $12,615 for the quarter ended September 30, 1999 to $13,661 for the quarter ended September 30, 2000 and was 17.7% of net revenues for the quarter ended September 30, 2000 compared to 18.6% for the quarter ended September 30, 1999.

Rent, rent to related parties, depreciation and amortization and interest expense increased $793 or 6.8% from $11,652 for the quarter ended September 30, 1999 to $12,445 for the quarter ended September 30, 2000. Substantially all of this increase was due to higher interest expense due in part to higher interest rates on the Company's term loan credit and revolving loan facilities.

Net income increased from $401 for the quarter ended September 30, 1999 to $548 for the quarter ended September 30, 2000.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999 (Dollars in Thousands)

Net revenues increased $15,332 or 7.5% from $204,838 for the nine months ended September 30, 1999 to $220,170 for the nine months ended September 30, 2000. Total average occupancy was 82.4% for the nine months ended September 30, 2000 and 83.2% for the nine months ended September 30, 1999. Although the total average occupancy declined between periods, net revenues increased primarily due to additional external business at the Company's therapy subsidiary, higher Medicare census, higher Medicare rates effective April 1, 2000 and net revenues relating to prior year billings to the State of Texas Medicaid Program (see note 7 of accompanying financial statements).

Expenses increased $20,405 or 10.1% from $202,260 for the nine months ended September 30, 1999 to $222,665 for the nine months ended September 30, 2000. As a percent of net revenues, expenses increased from 98.7% of net revenues for the nine months ended September 30, 1999 to 101.1% for the nine months ended September 30, 2000. This increase was primarily due to higher salaries and benefits ($12,104), higher supplies costs related primarily to nursing services and pharmacy services ($4,599), and the charge related to decertification of a facility ($4,986), partially offset by decreased purchased services ($4,141). Salaries and benefits were 51.5% of net revenues for the nine months ended September 30, 2000 compared to 49.4% for the nine months ended September 30, 1999. The increase in salaries and benefits was largely due to additional personnel related to expansion of the Company's therapy operations and increases in wage rates and staffing levels at the Company's nursing facilities.

The decrease in purchased services was primarily due to the conversion of therapy business from outside contractors to the Company's therapy operations and also as further described in Note 7 to the financial statements included elsewhere in this document.

Income before rent, rent to related parties, depreciation and amortization and interest expense decreased $3,424 or 9.2% from $37,246 for the nine months ended September 30, 1999 to $33,822 for the nine months ended September 30, 2000 and was 15.4% of net revenues for the nine months ended September 30, 2000 compared to 18.2% for the nine months ended September 30, 1999.

Rent, rent to related parties, depreciation and amortization and interest expense increased $1,649 or 4.8% from $34,668 for the nine months ended September 30, 1999 to $36,317 for the nine months ended September 30, 2000. Substantially all of this increase was due to higher interest expense due in part to higher interest rates on the Company's term loan credit and revolving loan facilities.

Net income was $1,016 for the nine months ended September 30, 1999 compared to a net loss of $2,040 for the nine months ended September 30, 2000.

Selected statistics are shown below:

                                                               2000                   1999            Increase/
                                                                                                     (Decrease)
                                                        -----------------------------------------------------------
     Facilities in operation at:
      March 31                                                   50                     50                      -
      June 30                                                    50                     50                      -
      September 30                                               50                     50                      -

     Nursing center beds at:
      March 31                                                6,032                  6,032                      -
      June 30                                                 6,032                  6,032                      -
      September 30                                            6,032                  6,032                      -

     Assisted living beds at:
      March 31                                                  700                    700                      -
      June 30                                                   700                    700                      -
      September 30                                              700                    700                      -

     Total beds at:
      March 31                                                6,732                  6,732                      -
      June 30                                                 6,732                  6,732                      -
      September 30                                            6,732                  6,732                      -

     Total occupancy:
      First quarter                                            82.7%                  83.7%                 (1.0)%
      Second quarter                                           81.9%                  83.0%                 (1.1)%
      Third quarter                                            82.6%                  82.8%                 (0.2)%

     Nursing center occupancy:
      First quarter                                            84.4%                  85.2%                 (0.8)%
      Second quarter                                           83.5%                  84.5%                 (1.0)%
      Third quarter                                            84.2%                  84.1%                   0.1%

     Assisted living center occupancy:
      First quarter                                            68.6%                  70.7%                 (2.1)%
      Second quarter                                           68.8%                  69.7%                 (0.9)%
      Third quarter                                            68.9%                  71.7%                 (2.8)%

Liquidity and Capital Resources (Dollars in Thousands)

At September 30, 2000, the Company had $0 in cash and cash equivalents and working capital of $15,245. The Company utilizes its cash balances to reduce amounts drawn on its revolving credit facility; as such, the cash and cash equivalents balance is minimal. During the nine months ended September 30, 2000, the Company's cash and cash equivalents remained unchanged.

Net cash provided by operating activities decreased $7,047 from $16,255 for the nine months ended September 30, 1999 to $9,208 for the nine months ended September 30, 2000. This decrease was primarily due to a reduction in earnings, higher accounts receivable and deferred income taxes, and lower other current assets.

Long-term debt, including current maturities, totaling $238,515 at September 30, 2000 consisted of mortgage and capital lease obligations of $18,515, a term loan credit facility of $80,000, senior subordinated notes of $120,000, and borrowings on the Company's revolving loan facility of $20,000.

The Company had $10,000 in available borrowings on its revolving loan facility at September 30, 2000. The Company believes that it has sufficient cash flow from its existing operations and from its bank line of credit to service long-term debt due within one year of $15,952, to make normal recurring capital replacements, additions and improvements of approximately $6,000 planned for the next 12 months and to meet other long-term working capital needs and obligations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Certain of the Company's debt obligations are sensitive to changes in interest rates. The rates on the term loan credit and revolving loan facilities, which both bear interest at LIBOR plus an applicable margin, are reset at various intervals, thus limiting their risk. The Company has not experienced significant changes in market risk due to the relative stability of interest rates during the nine months ended September 30, 2000.

                          PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

The following exhibits are included herein:

(27) Financial Data Schedule

The Company did not file any reports on Form 8-K during the nine months ended September 30, 2000.



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



FOUNTAIN VIEW, INC.



Date:  November 14, 2000               By:         /s/PAUL C. RATHBUN
                                           -------------------------------------
                                                     Paul C. Rathbun
                                             Executive Vice President - Finance,
                                           Chief Financial Officer and Treasurer
                                                 (Principal Financial and
                                                    Accounting Officer)