Form 10-K405
period 2000-12-31
FOUNTAIN VIEW INC
filed 2001-04-16
CIK 1055468

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

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

As of December 31, 2000, the number of shares of each class of the registrant's common stock outstanding was as follows: Series A Common Stock: 1,000,000; Series B Common Stock: 114,202; and Series C Common Stock: 20,742.

                               TABLE OF CONTENTS

                                                                                                       Pages
                                                                                                       -----
                                                      PART I

Item 1.      Business                                                                                     1
Item 2.      Properties                                                                                   8
Item 3.      Legal Proceedings                                                                           10
Item 4.      Submission of Matters to a Vote of Security Holders                                         10

                                                     PART II

Item 5.      Market for Registrant's Common Stock and Related Stockholder Matters                        10
Item 6.      Selected Financial Data                                                                     11
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations       11
Item 7.A.    Quantitative and Qualitative Disclosures about Market Risk                                  15
Item 8.      Financial Statements and Supplementary Data                                                 17
Item 9.      Changes In and Disagreements with Accountants on Accounting and Financial Disclosure        41

                                                     PART III

Item 10.     Directors and Executive Officers of the Registrant                                          41
Item 11.     Executive Compensation                                                                      43
Item 12.     Security Ownership of Certain Beneficial Owners and Management                              45
Item 13.     Certain Relationships and Related Transactions                                              47

                                                     PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K                             51

                                    PART I

Item 1. Business

General

Fountain View, Inc., a Delaware Corporation, along with our subsidiaries, is a leading operator of long-term care facilities and a leading provider of a full continuum of post-acute care services, with a strategic emphasis on sub-acute specialty medical care. We operate 50 facilities with approximately 6,700 beds serving Medicare, Medicaid, managed care, private pay and other patients. Sub-acute care is generally short-term, goal-oriented rehabilitation care intended for individuals who have a specific illness, injury or disease, but who do not require many of the services provided in an acute care hospital. Sub-acute care is typically rendered immediately after, or in lieu of, acute hospitalization in order to treat such specific medical conditions.

We operate a network of facilities in California, Texas and Arizona, including 44 skilled nursing facilities ("SNFs") that offer sub-acute, rehabilitative and specialty medical skilled nursing care, as well as six assisted living facilities ("ALFs") that provide room and board and social services in a secure environment. In addition to long-term care, we provide a variety of high-quality ancillary services such as physical, occupational and speech therapy in company-operated facilities and unaffiliated facilities. We also operate three institutional pharmacies (one of which is a joint venture), which serve acute care hospitals as well as SNFs and ALFs both affiliated and unaffiliated with us, an outpatient therapy clinic and a durable medical equipment ("DME") company.

Acquisition of Summit Care Corporation

On February 6, 1998, Fountain View, Summit Care Corporation, a California corporation and its subsidiaries ("Summit"), and Heritage Fund II, L.P. ("Heritage"), a 49.9% owner of Fountain View, entered into an Agreement and Plan of Merger providing for the acquisition of Summit by us. Pursuant to the Merger Agreement, we offered to purchase all of the outstanding shares of common stock of Summit at a price of $21.00 per share. The tender offer for the Summit shares expired on March 25, 1998 and we purchased approximately 99% of the Summit shares on March 27, 1998. The Summit operations consisted of 36 SNFs, five ALFs and three institutional pharmacies. The acquisition has been accounted for under the purchase method and, as such, the accompanying financial information includes the results of the Summit operations from the date of acquisition.

In order to purchase the Summit shares, to refinance all our then existing funded indebtedness, to redeem all outstanding options for Summit shares, and to pay certain fees, expenses and other costs arising in connection with such transactions, we sold, in a transaction exempt from registration $120.0 million of 11 1/4% Senior Subordinated Notes due 2008 ("Notes"). We also entered into a new revolving credit facility and term loan facilities ("New Credit Facility") providing for revolving credit borrowings of up to $30.0 million and term loan borrowings of up to $85.0 million. In October 1998, we amended our term loan agreement extending $5.0 million of an additional mortgage refinancing loan.
We amended our certificate of incorporation to provide for 3.0 million shares of Common Stock, designated as 1.5 million shares of Series A Common Stock, 200,000 shares of Series B Non-Voting Common Stock and 1.3 million shares of Series C Common Stock, and 1.0 million shares of Preferred Stock, 200,000 of which are designated Series A Preferred Stock. In addition, we raised approximately $97.0 million of new equity investments in the amounts of $90.6 million from Heritage Fund II, L.P. and certain other co-investors, $5.0 million from Mr. Snukal, Fountain View's Chief Executive Officer, and Mrs. Snukal, Fountain View's Executive Vice President and Mr. Snukal's wife, and $1.4 million from Mr. Scott, Summit's Chairman and Chief Executive Officer.

Other Transactions

On May 4, 1998, we signed an investment agreement with Baylor Health Foundation System ("Baylor"), a vertically integrated healthcare system operating in Texas, and Buckner Foundation ("Buckner"), a non-profit foundation (collectively, "the Baylor Group"). In addition, we signed an operating agreement with Baylor. Pursuant to these agreements, Baylor invested $10.0 million and Buckner invested $2.5 million in us through the purchase of 12,342 shares of Series A Preferred Stock from Heritage that entitles them to a dividend at the time of a liquidity event calculated to achieve a 12% annual return, as well as warrants to purchase 59,266 shares of our Series C Common Stock. As part of its investment, the Baylor Group is entitled to have one of its nominees serve on our board of directors. We and Baylor are also in the process of discussing the possible development or operation of certain facilities on a joint or cooperative basis.

Operations

Services

Basic Healthcare Services

We provide skilled nursing care in each of our 44 SNFs which collectively have 6,032 beds. Skilled nursing care consists of 24-hour care by registered nurses, licensed practical or vocational nurses and certified aides, as well as room and board, special nutritional programs, social services, recreational activities and related medical and other services that may be prescribed by a physician. Assisted living services include general services provided by our six ALFs, which collectively have 700 beds. These services consist of basic room and board, social activities and assistance with activities of daily living such as dressing and bathing.

Specialty Medical Care

We provide specialty medical care, including a wide range of sub-acute services, to patients with medically complex needs who generally require more intensive treatment and a higher level of skilled nursing care. These services represent an area of strategic emphasis for us and typically generate higher profit margins than basic healthcare services.

We are committed to providing our patients with the highest possible standard of care. We have a Quality Assurance department consisting of registered nurses who routinely visit our facilities and conduct quality assurance tests to ensure the consistently high quality of care provided in each facility. Further, Quality Assurance personnel conduct regular training for the nursing and other staff in each facility.

Sub-Acute Care. We provide a wide range of sub-acute services to patients with medically complex needs, including the following:

Complex Medical Care. We provide complex medical care to those patients who require a combination of medical treatments. Complex medical needs often include the administration of intravenous medications for various conditions, such as fluids for hydration, diuretics for congestive heart failure, antibiotics for the treatment of infection, anti-coagulants to prevent clotting or pain control for cancer patients. Patients requiring complex medical care have typically undergone surgical procedures ranging from common joint replacements to organ transplants, and require close monitoring.

Multiple Intravenous Medications. A variety of intravenous medications are administered to patients through several types of venous access. Our licensed nurses are intravenous therapy certified and skilled in initiating and handling central and peripheral lines for intravenous medications.

Wound Care Programs. Wound care programs address the needs of patients suffering from post-operative wounds, including stoma and ostomy care, and the care of amputees. Treatment for surgical wounds includes the prevention of post-operative infections and the removal of surgical staples. We also treat patients for existing infections, including the treatment of antibiotic resistant micro-organisms with multiple intravenous antibiotics.

Other Programs. We also provide blood transfusions, chemotherapy, dialysis, enteral/parenteral nutrition, tracheotomy care, and ventilator care.

Alzheimer's Care. Our dedicated Alzheimer's units provide care for patients with Alzheimer's disease and severe dementia. This type of care is designed to reduce the stress and agitation associated with Alzheimer's disease by addressing the problems of short attention spans and hyperactivity. The physical environment of our units is designed to reduce the problems of disorientation and perceptual confusion experienced by Alzheimer's patients.

Therapy Services. Locomotion Therapy, Inc., a subsidiary of ours, provides rehabilitative physical, occupational and speech therapy to unaffiliated nursing home operators as well as to our facilities, using a progressive, personalized treatment approach to promote the patient's highest level of independence in mobility and strength. Many of our patients who have undergone orthopedic surgeries, including joint replacements such as total hip or knee replacements or fractures, receive physical therapy. Our physical therapists also perform wound care and utilize electric stimulation to stimulate viable tissue regrowth. Occupational therapy addresses improvements in functional skills of the upper body and all aspects of self-care. We provide range of motion and strengthening exercises for contracture prevention and reduction. Speech therapists treat patients with speech disorders, perceptual problems, cognitive problems and swallowing problems. In conjunction with our nursing staff and respiratory therapists, speech therapists help tracheotomy and ventilator patients use speaking valves and breathing methods which allow them to communicate with others.

Pharmacy Services. We provide pharmaceutical products and services through two institutional pharmacies in Southern California. We also own a 50% equity interest in a limited liability company that operates a pharmacy in Austin, Texas. These pharmacies serve unaffiliated SNFs, ALFs and acute care hospitals located throughout much of Southern California and in certain Texas markets, as well as most of our SNFs and ALFs. Our pharmacies provide prescription drugs, intravenous products, enteral nutrition therapy services and infusion therapy services, including nutrition, pain management, antibiotics and hydration.

Durable Medical Equipment. The Company provides various types of durable medical equipment to our owned facilities, as well as unaffiliated facilities, through a subsidiary. The types of equipment and supplies provided include enteral feeding supplies, poles and pumps, catheterization equipment and orthotics.

Sources of Revenue

Our SNFs receive payment for healthcare services from federally assisted Medicaid and Medicare Programs, health maintenance organizations, the Veterans Administration and directly from patients or their responsible parties or insurers. Our ALFs receive payment exclusively from private individuals, some of whom depend upon supplemental Social Security payments as a primary source of income. The sources and amounts of our revenues are and will continue to be determined by a number of factors, including the licensed bed capacity of its facilities, occupancy rate, quality mix, type of services rendered to the patient and rates of reimbursement among payor categories (primarily private, Medicare and Medicaid). Quality mix represents revenues from Medicare, Medi-Cal sub-acute, managed care, and private pay patients as a percentage of net revenues.

The following table sets forth for our SNFs, ALFs, pharmacy and therapy operations the approximate percentages of net revenues, on a combined basis, derived from the various payor categories for the periods indicated.

                                            Year Ended December 31,
                                         2000         1999         1998
                                      -----------------------------------
    Managed care and private pay         24.6%        32.1%        40.1%
    Medicare                             37.5         30.6         24.6
    Medi-Cal sub-acute                    1.4          1.5          1.5
                                      -----------------------------------
      Subtotal (Quality Mix)             63.5         64.2         66.2
    Medicaid                             36.5         35.8         33.8
                                      -----------------------------------
      Total                             100.0%       100.0%       100.0%
                                      ===================================

Changes in the quality mix between Medicaid, Medicare, managed care or private pay can significantly affect profitability. Medicare, Medi-Cal sub-acute, managed care and private pay patients constitute the most profitable payor categories and Medicaid patients the least profitable.

Employees

As of December 31, 2000, we had approximately 6,100 full-time equivalent employees. We have three collective bargaining agreements with a union covering approximately 400 employees. We consider the relations with our employees to be good and have not experienced any strikes or work stoppages. We are subject to federal and state minimum wage and applicable federal and state wage and hour laws and maintain various employee benefit plans.

Competition

We operate in a highly competitive industry. Our SNFs and ALFs are located in communities that are also served by competing facilities operated by others. Some competing facilities provide services not offered by us and some are operated by entities having greater financial and other resources than we. In addition, some competing facilities are operated by non-profit organizations or government agencies supported by endowments, charitable contributions, tax revenues and other resources not available to us. Furthermore, cost containment efforts, which encourage more efficient utilization of acute care hospital services, have resulted in decreased hospital occupancy in recent years. As a result, a significant number of acute care hospitals have converted portions of their facilities to other purposes, including specialty and sub-acute units. The competitiveness of our markets is further increased by the fact that within California, Texas and Arizona, a Certificate of Need is no longer required in order to build or expand a SNF. However, in Texas, competition is limited by restrictions on the number of beds that can be enrolled in the Medicaid Program.

Our pharmacies and DME business also operate in highly competitive environments. They compete with regional and local pharmacies, medical supply companies and pharmacies operated by other long-term care chains or by other companies ranging from small local operators to companies which are national in scope and distribution capability. We also expect to encounter continued competition in connection with its other ancillary services, including physical, occupational and speech therapy.

Insurance

We maintain general and professional liability coverage, employee benefits liability, property, casualty, directors and officers, inland marine, crime, boiler and machinery coverage, health, automobile, employment practices liability, earthquake and flood, workers' compensation and employers' liability. We believe that our insurance programs are adequate.

Workers' Compensation. We operate under a fully insured workers' compensation policy for our California and Arizona employees. Texas employees are covered by an employer's excess and occupational indemnity policy with no policy limits. Our self-insured retention is $100,000 per occurrence.

General and Professional Liability. Our skilled nursing services subject us to liability risk. Malpractice claims may be asserted against the Company if its services are alleged to have resulted in patient injury or other adverse effects, the risk of which is greater for higher-acuity patients, such as those receiving specialty and sub-acute services, than for traditional long-term care patients. We have from time to time been subject to malpractice claims and other litigation in the ordinary course of business. While we believe that the ultimate resolution of all pending legal proceedings will not have a material adverse effect on our financial condition, there can be no assurance that future claims will not have such an effect on us.

Our policy for general and professional liability coverage for eight of our facilities is a per occurrence policy and has limits of $1,000,000 per occurrence and $3,000,000 in the aggregate per year and carries no deductible. In addition, we maintain a claims-made policy for general and professional liability for our remaining facilities with limits of $1,000,000 per occurrence and $3,000,000 in the aggregate per year and carry a self-insured retention of $250,000 per occurrence and a $2,000,000 annual aggregate loss limit. Additional insurance is provided for all facilities through a claims-made umbrella policy with limits of $25,000,000 per occurrence and $25,000,000 in the aggregate per year over its primary general and professional liability coverage. We extended coverage for all incidents occurring through April 10, 2001, under the existing policies through April 10, 2003. This term extension takes us beyond the statute of limitations in all applicable jurisdictions for any incident occurring prior to April 10, 2001.

Effective April 10, 2001, we obtained a retrospectively rated claims-made policy with a self-insured retention of $250,000 for our California and Arizona facilities and $1,000,000 for our Texas facilities. Each facility has an occurrence and aggregate coverage limit of $1,000,000 and $3,000,000, respectively, and our overall company-wide aggregate coverage limit is $5,000,000. Our claims-made umbrella has not been renewed.

Although we have not been subject to any judgments or settlements in excess of our respective insurance limits, there can be no assurance that claims for damages in excess of such coverage limits will not arise in the future.

Regulation

Licensure. Our SNF, ALF, therapy, pharmacy and DME businesses are subject to various regulatory and licensing requirements of state and local authorities in California, Texas and Arizona. Each SNF is licensed by either the California Department of Health Services, the Texas Department of Human Services or the Arizona Department of Health Services, as applicable. Each ALF is licensed by the California Department of Social Services and the pharmacies are licensed by the California Board of Pharmacy and the Texas State Board of Pharmacy. All licenses must be renewed annually, and failure to comply with applicable rules, laws and regulations could lead to revocation of licenses. In granting, monitoring and renewing licenses, these agencies consider, among other things, the physical condition of the facility, the qualifications of the administrative and nursing staffs, the quality of care and compliance with applicable laws and regulations. Such regulatory and licensing requirements are subject to change, and there can be no assurance that the Company will continue to be able to maintain necessary licenses or that it will not incur substantial costs in doing so. Failure to comply with such requirements could result in the loss of the right to reimbursement by Medicare or Medicaid as well as the right to conduct the business of the licensed entity. Further, the facilities operated by us are subject to periodic inspection by governmental and other regulatory authorities to assure continued compliance with various standards and to provide for their continued licensing under state law and certification under the Medicare and Medicaid Programs.

From time to time, we receive notices from federal and state regulatory agencies relating to alleged deficiencies for failure to comply with all components of the regulations. Facilities which are not in substantial compliance and do not correct deficiencies within a certain time frame may be subject to civil money penalties and/or terminated from the Medicare and/or Medicaid Programs. While we endeavor to comply with all applicable regulatory requirements, from time to time certain of our nursing facilities have been subject to various sanctions and penalties as a result of deficiencies alleged by the Health Care Finance Administration ("HCFA") or state survey agencies. In certain instances denial of certification or licensure revocation actions have occurred. There can be no assurance that we will not be subject to additional sanctions and penalties in the future as a result of such actions.

In December 1998, the provider agreement for one of our SNFs was terminated as a result of surveys conducted by the California Department of Health Services. We settled this issue and the provider agreements was reinstated for the Medicare and Medicaid Programs. In November 1999, the provider agreements for another of our SNFs were terminated as a result of surveys conducted by the California Department of Health Services. In December 2000, the Company obtained new provider agreements from both the Medicare and Medicaid Programs. See Notes 15 and 17 to the consolidated financial statements for a further discussion of this issue.

Medicare and Medicaid. Our SNFs are subject to various requirements for participation in government-sponsored healthcare funding programs such as Medicare and Medicaid. To receive Medicare and Medicaid payments, each facility must also comply with a number of rules regarding charges and claims procedures, the violation of which can result in denial of reimbursement. Medicare is a health insurance program operated by the federal government for the aged and certain chronically disabled individuals. Medicare benefits are not available for the costs of intermediate and custodial levels of care including but not limited to residents in ALFs; however, medical and physician services furnished to patients requiring such care may be reimbursable under Medicare.

Cost-based Reimbursement System. Through December 31, 1998, for eight of our SNFs and through June 30, 1998, for 36 of our SNFs, the Medicare Program utilized a cost-based reimbursement system which, subject to limits fixed for the particular geographic area on the costs for routine services (excluding capital related expenses), reimbursed SNFs for reasonable direct and indirect allowable costs incurred in providing services as defined by the Medicare Program. Allowable costs normally include administrative and general costs, as well as operating costs and rental, depreciation and interest expenses. Reimbursement is subject to retrospective audit adjustment. An interim rate based upon estimated costs is paid by Medicare during the cost reporting period and a cost settlement is made following an audit of the actual costs as reported in the filed cost report. Such adjustments may result in additional payments being made to us or in recoupments from us. We provide for estimated retroactive audit adjustments as of each reporting period in our financial statements.

Fiscal intermediaries also occasionally undertake a more in-depth audit of a facility's billing or other records. In 1999, one of our fiscal intermediaries performed focused audits as a part of the normal annual audit process at certain of our SNFs. The auditors identified certain matters that represented a departure from prior practices of the fiscal intermediary. In 2000, we received adjustments on certain of these audits which totaled approximately $2.8 million. Substantially all of these amounts were repaid to the Intermediary during 2000. We have appealed these adjustments and believe that the ultimate resolution of these items will not have a material effect on our financial position or results of operations. While we do not believe that we are subject to any other focused reviews or audits, there can be no assurance that substantial monies will not be expended by us in connection with any such audit or to defend allegations arising therefrom. If it were found that a significant number of our Medicare claims failed to comply with Medicare billing or other requirements, we could be materially adversely affected.

Prospective Payment System ("PPS"). The Balanced Budget Act requires the establishment of a prospective payment system, or PPS, for Medicare Part A SNF services under which facilities are paid a per diem rate for virtually all covered SNF services in lieu of the former cost-based reimbursement rate. PPS established a payment methodology utilizing 44 categories entitled Resource Utilization Groups ("RUGs"). PPS is being phased in over three cost reporting periods, starting with cost reporting periods beginning on or after July 1, 1998. The Balanced Budget Act also implemented consolidated billing on non-physician Part B services provided to Medicare residents. Consolidated billing requires that SNFs be responsible for billing all but specifically excluded services provided to Medicare residents. Prior to consolidated billing, vendors who contracted with SNFs to provide Medicare-covered services billed Medicare independently for those services. Under consolidated billing, SNFs will be responsible for billing for most such services and, consequently, will be directly compensating their vendors for services provided to Medicare residents. Consolidated billing was to begin for services provided on or after July 1, 1998 but it has been indefinitely delayed by the Medicare Program. The Balanced Budget Act also implemented fee screens for Part B therapy services provided on or after January 1, 1999. These fee screens establish a set amount of reimbursement for each procedure compared to the former cost-based system. In addition, the Balanced Budget Act imposes a $1,500 per beneficiary annual cap on certain Part B therapy services. During the initial phases of PPS, we were able to off-set reductions in Medicare reimbursement from those reimbursement levels experienced under the cost-based reimbursement system through reductions in certain of our ancillary service costs. As we move through the PPS transition to the federal rates, we will experience further reductions in our per diem Medicare reimbursement. There can be no assurance that our revenues under this remaining portion of the transition to the federal rate will be sufficient to cover our costs to operate our facilities.

In addition, prior to the enactment of the Balanced Budget Act, federal law required state Medicaid Programs to reimburse SNFs for costs incurred to meet quality and safety standards. The Balanced Budget Act repealed this payment standard, effective for services provided on or after October 1, 1997, thereby granting states greater flexibility in establishing payment rates. There can be no assurance that budget constraints or other factors will not cause states to reduce Medicaid reimbursement to SNFs or that payments to SNFs will be made on a timely basis. Any such efforts to reduce Medicaid payment rates or failure of states to meet their Medicaid obligations on a timely basis could have a material adverse effect on us.

Balanced Budget Refinement Acts. In November 1999, the Balanced Budget Refinement Act of 1999 ("BBRA") was enacted. This legislation increased the federal PPS rate by 20% on fifteen RUGs categories, effective April 1, 2000. In addition, the federal PPS rate will increase by 4% in all RUGs categories on October 1, 2000 and 2001. BBRA also allowed SNFs to elect the full federal rate as opposed to continuing with the transition period. The $1,500 per beneficiary annual caps on certain Part B therapy services were suspended for a two year period under this Act.

In December 2000, the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 ("BIPA") was signed into law. The specific provisions of BIPA include, among other things: an inflation update to the full market basket on the 2001 federal rate for SNFs, and market basket minus 0.5% in 2002 and 2003; a 16.66% increase in the nursing component of the federal rate for all 44 RUGs categories, effective April 1, 2001; a 6.7% increase in the Federal rates for all rehabilitation RUGs categories, starting April 1, 2001; an additional one-year moratorium on Part B therapy caps through 2002; and a requirement that all skilled nursing facilities post, on a daily basis for each shift, the current number of licensed and unlicensed nursing staff directly responsible for resident care in the facility, beginning January 1, 2003. In addition, the 20% increase on fifteen RUGs categories included in BBRA is amended to include only eleven non-rehabilitation RUGs categories, effective April 1, 2001.

Therapy Regulation. We furnish therapy services on a contract basis to certain affiliated and unaffiliated providers. For Medicare patients, the providers bill the Medicare Program for reimbursement of the amounts paid to us for these services. HCFA has the authority to establish limits on the amount Medicare reimburses for therapy services. For services other than inpatient hospital services, these limits are equivalent to the reasonable reimbursement that would have been paid if provider employees had furnished the services. HCFA has exercised this authority by instituting "salary equivalency guidelines" for physical therapy, respiratory therapy, speech language pathology and occupational therapy services. In January 1998, HCFA issued a regulation, effective April 1, 1998, that revised the pre-existing salary equivalency guidelines for physical therapy and respiratory therapy and established, for the first time, salary equivalency guidelines for speech language pathology and occupational therapy services. The salary equivalency guidelines do not apply to SNFs that are paid under PPS, which is being phased-in by Medicare, as discussed above.

Pharmacy Regulation. Our pharmacies are subject to a variety of state licensing and other laws governing the storage, handling, selling or dispensing of drugs, in addition to federal regulation under the Food, Drug and Cosmetic Act and the Prescription Drug Marketing Act. Moreover, we are required to register our pharmacies with the United States Drug Enforcement Administration, and to comply with requirements imposed by that agency with respect to security and reporting of inventories and transactions. Medicare pays for the costs of prescription drugs furnished in a number of different settings. Medicaid Programs reimburse pharmacies for drugs supplied to patients based on the cost of the drug plus a mark-up that varies depending on the type of drugs supplied.

Outpatient Therapy Regulation. Outpatient therapy services were reimbursed on a per visit basis, subject to cost limits established by HCFA for the given type of therapy provided to the patient. The Balanced Budget Act contains provisions affecting outpatient rehabilitation agencies and providers, including a 10% reduction in operating and capital costs for 1998, a fee schedule for therapy services which began in 1999 and the application of per beneficiary therapy caps for all outpatient rehabilitation services which began in 1999. These provisions affect the reimbursement to us in connection with the services provided by On-Track, our outpatient therapy subsidiary, and for Part B services provided to patients of our SNFs.

DME Regulation. Medicare generally provides reimbursement for DME on a fee schedule basis. The amount reimbursed depends on the classification of the DME and, generally, will be the lesser of the provider's actual charge for the DME or the fee schedule amount.

Referral Restrictions and Fraud and Abuse. We are also subject to federal and state laws that govern financial and other arrangements between healthcare providers. Federal law, as well as the law in California, Texas and Arizona and other states, prohibits direct or indirect payments in some cases or fee-splitting arrangements between healthcare providers that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products and services. These laws include the federal Anti-Kickback Statute that prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, the referral of Medicare and Medicaid patients. A wide array of relationships and arrangements, including ownership interests in a company by persons who refer or are in a position to refer patients, as well as personal service agreements have, under certain circumstances, been alleged or been found to violate these provisions. Certain arrangements, such as the provision of services for less than fair market value compensation, may also violate such laws. Because of the law's broad reach, the federal government has published regulations, known commonly as "safe harbors", which set forth the requirements under which certain relationships will not be considered to violate the law. One of these safe harbors protects payments for personal services which are set in advance at a fair market rate and which do not vary with the value or volume of services referred, provided there is a written contract which meets certain requirements. A similar safe harbor applies for certain agreements for management services. A safe harbor for discounts, which focuses primarily on appropriate disclosure, is also available. A violation of the federal Anti-Kickback Statute and similar state laws could result in the loss of eligibility to participate in Medicare or Medicaid, or in criminal penalties of up to five years imprisonment and/or $25,000 in fines.

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

State and federal governments are devoting increasing attention and resources to anti-fraud initiatives against healthcare providers. The Accountability Act and the Balanced Budget Act expand the penalties for healthcare fraud, including broader provisions for the exclusion of providers from the Medicare and Medicaid Programs and the establishment of civil monetary penalties for violations of the anti-kickback provisions. While the Company believes that its practices are consistent with Medicare and

Medicaid guidelines, those guidelines are often vague and subject to interpretation. There can be no assurance that aggressive anti-fraud enforcement actions will not adversely affect our business.

OIG Work Plan. Under Operation Restore Trust, a major anti-fraud demonstration project, the Office of the Inspector General ("OIG"), in cooperation with other federal and state agencies, has focused on the activities of SNFs, home health agencies, hospices and DME suppliers in certain states, including California and Texas, in which we currently operate. Due to the success of Operation Restore Trust, the project has been expanded to numerous other states and to additional healthcare providers including providers of ancillary nursing home services. The Fiscal Year 2000 OIG Work Plan identified twelve investigative focus areas relating to nursing home care. While management does not believe we are the subject of any Operation Restore Trust or other OIG investigations, there can be no assurance that substantial monies will not be expended by us to cooperate with any such investigation or to defend allegations arising therefrom. If it were found that any of our practices failed to comply with the anti-fraud provisions, we could be materially affected.

Corporate Compliance Program. In July 1999, we implemented a formal corporate compliance program. This included the appointment of a Compliance Officer who oversees the program and reports directly to our Board of Directors. This program sets standards, policies and procedures regarding compliance with applicable laws governing financial relationships among healthcare providers or other potential sources of referrals and is designed to ensure that our business and billing practices comply with applicable laws. This program also formally establishes policies and procedures with respect to quality of care and resident's rights. A toll-free compliance hotline has been established to provide employees and other persons the ability to report suspected violations or questionable practices.

Pending Legislation. Government reimbursement programs are subject to statutory and regulatory changes, retroactive rate adjustments, administrative ceilings and government funding restrictions, all of which could materially decrease the rates paid to us for our services. Since 1972, Congress has consistently attempted to curb federal spending on healthcare programs. We expect that there will continue to be a number of state and federal proposals to limit Medicare and Medicaid reimbursement for healthcare services. We cannot, at this time, predict what healthcare reform legislation will ultimately be enacted and implemented or whether other changes in the administration or interpretation of the governmental healthcare programs will occur. There can be no assurance that future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs, if enacted, will not have a material adverse effect on our results of operations.

Environmental Regulation. We are also subject to a wide variety of federal, state and local environmental and occupational health and safety laws and regulations. Regulatory requirements faced by healthcare providers are in the following areas: air and water quality control; waste management; asbestos, polychlorinated biphenyls, and radioactive substances; requirements for providing notice to employees and members of the public about hazardous materials and wastes; and certain other requirements.

In its role as owner and/or operator of its facilities, we may be subject to liability for investigating and remediating any hazardous substances that are located on the property, including any such substances that may have migrated off, or emitted, discharged, leaked, escaped or been transported from the property. Part of our operations may involve the handling, use, storage, transportation, disposal and/or discharge of hazardous, infectious, toxic, radioactive, flammable and other hazardous materials, wastes, pollutants or contaminants. Such activities may result in damage to individuals, property or the environment; may interrupt operations and/or increase costs; may result in legal liability, damages, injunctions or fines; may result in investigations, administrative proceedings, penalties or other governmental agency actions; and may not be covered by insurance. There can be no assurance that we will not encounter such risks in the future, and such risks may result in material adverse consequences to our operations or financial condition.

Item 2. Properties

As of December 31, 2000, we own or lease 44 SNFs with a total of 6,032 beds and six ALFs with a total of 700 beds. In addition, we own our corporate headquarters and lease space in buildings for our pharmacy and therapy businesses. The following table sets forth certain information concerning the SNFs and ALFs currently operated by us.

                                                                                Number of Beds
                                                              -------------------------------------------------
Facility                                        Location            Owned           Leased           Total
---------------------------------------------------------------------------------------------------------------
Skilled Nursing - California
Alexandria                                Los Angeles                        -             177              177
Anaheim                                   Anaheim                            -              99               99
Bay Crest                                 Torrance                           -              80               80
Brier Oak Terrace                         Los Angeles                        -             159              159
Carehouse                                 Santa Ana                        174               -              174
Devonshire                                Hemet                             99               -               99
Earlwood                                  Torrance                          87               -               87
Elmcrest                                  El Monte                           -              96               96
Fountain                                  Orange                           169               -              169
Fountain View                             Los Angeles                        -              99               99
Hancock Park                              Los Angeles                        -             141              141
Montebello                                Montebello                         -              99               99
Palm Grove                                Garden Grove                       -             129              129
Rio Hondo                                 Montebello                         -             200              200
Royalwood                                 Torrance                           -             110              110
Sharon                                    Los Angeles                        -              86               86
Sycamore Park                             Los Angeles                        -              90               90
Valley                                    Fresno                            99               -               99
Villa Maria                               Santa Maria                       88               -               88
Willow Creek                              Fresno                           159               -              159
Woodland                                  Reseda                             -             157              157
                                                              -------------------------------------------------
 Subtotal                                                                  875           1,722            2,597
Skilled Nursing - Texas
Briarcliff                                McAllen                            -             194*             194
Cityview                                  Fort Worth                       210               -              210
Clairmont-Beaumont                        Beaumont                         148               -              148
Clairmont-Longview                        Longview                         178               -              178
Clairmont-Tyler                           Tyler                            120               -              120
Colonial Manor                            New Braunfels                    160               -              160
Colonial Tyler                            Tyler                            172               -              172
Comanche Trail                            Big Spring                         -             119*             119
Coronado                                  Abilene                          235               -              235
Guadalupe Valley                          Seguin                             -             152*             152
Hallettsville Rehab & Nursing             Hallettsville                    120               -              120
Heritage Oaks                             Lubbock                          159               -              159
Live Oak                                  George West                        -             100*             100
Lubbock                                   Lubbock                          117               -              117
Monument Hill                             La Grange                        110               -              110
Oak Crest                                 Rockport                          92               -               92
Oak Manor                                 Flatonia                          90               -               90
Oakland Manor                             Giddings                         120               -              120
Southwood                                 Austin                           118               -              118
The Woodlands                             Houston                          206               -              206
Town & Country                            Boerne                           125               -              125
West Side                                 White Settlement                 240               -              240
                                                              -------------------------------------------------
 Subtotal                                                                2,720             565            3,285
Skilled Nursing - Arizona
Los Olivos                                Phoenix                            -             150              150
                                                              -------------------------------------------------
 Total Skilled Nursing                                                   3,595           2,437            6,032

                                                                                Number of Beds
                                                              ------------------------------------------------
Facility                                        Location            Owned           Leased          Total
--------------------------------------------------------------------------------------------------------------
Assisted Living - California
Ashton Court                              Orange                            66               -              66
Carson                                    Carson                           230               -             230
Fountain                                  Orange                            87               -              87
Hancock Park                              Los Angeles                        -             166             166
Hemet                                     Hemet                            100               -             100
Spring                                    Torrance                          51               -              51
                                                              ------------------------------------------------
 Total Assisted Living                                                     534             166             700
                                                              ------------------------------------------------

Grand Total                                                              4,129           2,603           6,732
                                                              ================================================

    * The lease agreement includes an option to purchase these facilities.

Item 3. Legal Proceedings

We are subject to routine litigation in the ordinary course of business. Although there can be no assurance, in the opinion of management, the ultimate resolution of all pending legal proceedings will not have a material adverse effect on our business, financial condition or results of operations.

In January 2001, an Administrative Law Judge ruled in our favor on the decertified facility matter discussed in Item 1. "Regulation - Licensure". The ruling overturned the decertification of this facility. The Health Care Financing Administration has appealed this decision. Should the decision be upheld, we would receive payment for uncompensated care provided to both Medicare and Medicaid beneficiaries for the period during and before the decertification period. The net amount of uncompensated care approximates $6,200,000. Although we believe that we will be successful in the appeals process, the potential settlement has not been reflected in the accompanying financial statements.

In early April 2001, a jury issued a verdict in a professional liability case against us in the amount of $5.2 million. The jury verdict has not been affirmed by the trial judge. We believe that there was no basis for this decision and we are preparing post-trial motions to be presented to the judge prior to a judgment being affirmed. In the opinion of our legal counsel, the verdict will be partially modified prior to a judgment being imposed, or reversed on appeal, and in any event, is covered under our insurance policies. Consequently, we have not accrued any amount related to this contingency as of December 31, 2000.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2000.

                                    PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

Market Information

There is no established public trading market for our common stock.

Holders

As of April 13, 2001, we had 1,134,944 shares of common stock outstanding held by approximately 34 shareholders of record.

Dividends

No dividends were paid during the year ended December 31, 2000. Our ability to pay dividends is limited by the credit agreement related to the Term Loan Facility and the Revolving Credit Facility and the indenture agreement related to the Senior Subordinated Notes. (See Note 7 to the consolidated financial statements.) Payment of dividends or distributions is also limited as long as the Series A Preferred Stock remains outstanding.

Item 6. Selected Financial Data

                            SELECTED FINANCIAL DATA
                             (Dollars in thousands)

The following table summarizes selected financial data of the Company and should be read in conjunction with the related Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements:

                                                           2000       1999       1998       1997      1996
                                                     -----------------------------------------------------
Consolidated Statement of Operations Data (year
 ended December 31):

 Net revenues                                          $301,911   $273,581   $223,143   $ 67,905   $59,432
 Income (loss) before provision for income taxes and
  extraordinary item                                     (1,882)       770     (3,121)     5,563     3,878

 Net income (loss)                                       (1,845)      (379)    (2,906)     5,202     3,800

Consolidated Balance Sheet Data (at December 31):

 Total assets                                           385,468    395,036    410,499     25,941    24,122
 Long-term debt, including current maturities and
  excluding redeemable, preferred stock                 241,280    245,114    248,888     30,076       666

 Stockholders' equity (deficit)                          64,634     66,479     66,858    (12,236)   16,601

Other Data:

Nursing centers:
 Total beds (at December 31)                              6,032      6,032      6,032      1,061     1,061
 Average occupancy (year ended December 31)                84.3%      84.5%      86.3%      89.3%     88.8%

Assisted living centers:
 Total beds (at December 31)                                700        700        700        166       166
 Average occupancy (year ended December 31)                69.3%      70.7%      70.2%      52.8%     50.0%

Total nursing and assisted living centers:
 Total beds (at December 31)                              6,732      6,732      6,732      1,227     1,227
 Average occupancy (year ended December 31)                82.5%      83.1%      84.6%      84.4%     83.6%


Item 7. Management's Discussion And Analysis of Financial Condition And Results of Operations (Dollars in Thousands)

Twelve Months Ended December 31, 2000 Compared to Twelve Months Ended December 31, 1999

Net revenues increased $28,330 or 10.4% from $273,581 in the year ended December 31, 1999 to $301,911 in the year ended December 31, 2000. Total average occupancy was 82.5% in the year ended December 31, 2000 and 83.1% in the year ended December 31, 1999. Although the total average occupancy declined, net revenues increased primarily due to additional external business at the Company's therapy subsidiary, higher Medicare census, higher Medicare rates effective April 1, 2000 and October

1, 2000, and net revenues relating to billings to the State of Texas Medicaid Program for prior year services not accepted until 2000.

Expenses, consisting of salaries and benefits, supplies, purchased services, provision for doubtful accounts and other expenses as a percent of net revenues increased from 82.2% of net revenues in the year ended December 31, 1999 to 82.6% in the year ended December 31, 2000. Expenses increased $24,503 or 10.9% from $224,761 in the year ended December 31, 1999 to $249,264 in the year ended December 31, 2000. This increase was primarily due to higher salaries and benefits of $18,532, higher supplies costs related primarily to nursing services and pharmacy services of $6,203, partially offset by decreased purchase services of $4,571. Salaries and benefits were 50.9% of net revenues in the year ended December 31, 2000 compared to 49.4% in the year ended December 31, 1999. The increase in salaries and benefits was largely due to additional personnel related to expansion of the Company's therapy operations and increases in wage rates and staffing levels at the Company's nursing facilities, certain of which were mandated by the State of California. The decrease in purchased services was primarily due to the conversion of therapy business from outside contractors to the Company's therapy operations.

Income before charge related to decertification of facility, rent, rent to related parties, depreciation and amortization, and interest expense increased $3,827 or 7.8% from $48,820 in the year ended December 31, 1999 to $52,647 in the year ended December 31, 2000 and was 17.4 % of net revenues in the year ended December 31, 2000 compared to 17.8% in the year ended December 31, 1999.

The charge related to decertification of facility increased $4,548 or 301.2% from $1,510 in the year ended December 31, 1999 to $6,058 in the year ended December 31, 2000. See Notes 15 and 17 to the consolidated financial statements for a further discussion of this issue.

Rent, rent to related parties, depreciation and amortization and interest expense increased $1,931or 4.1% from $46,540 in the year ended December 31, 1999 to $48,471 in the year ended December 31, 2000. Substantially all of this increase was due to higher interest expense due in part to higher interest rates on the Company's term loan credit and revolving loan facilities.

Twelve Months Ended December 31, 1999 Compared to Twelve Months Ended December 31, 1998

Net revenues increased $50,438 or 22.6% from $223,143 in the year ended December 31, 1998 to $273,581 in the year ended December 31, 1999. Substantially all of the increase was due to the results of Summit being included for the full 12 months of 1999.

Total average occupancy was 83.1% in the year ended December 31, 1999 and 84.6% in the year ended December 31, 1998. The Company's quality mix (total net revenues less Medicaid net revenues) was 64.2% in the year ended December 31, 1999 and 66.2% in the year ended December 31, 1998.

Expenses, consisting of salaries and benefits, supplies, purchased services, provision for doubtful accounts and other expenses as a percent of net revenues decreased from 85.5% of net revenues in the year ended December 31, 1998 to 82.2% in the year ended December 31, 1999. Salaries and benefits were 49.4% of net revenues in the year ended December 31, 1999 compared to 52.0% in the year ended December 31, 1998. This decrease was partly due to a restructuring of Company benefits in August 1998. Expenses increased $34,074 or 17.9% from $190,687 in the year ended December 31, 1998 to $224,761in the year ended December 31, 1999. Substantially all of the increase was due to the results of Summit being included for the full 12 months of 1999.

Income before charge related to decertification of facility, rent, rent to related parties, depreciation and amortization and interest expense increased $16,364 or 50.4% from $32,456 in the year ended December 31, 1998 to $48,820 in the year ended December 31, 1999 and was 17.8% of net revenues in the year ended December 31, 1999 compared to 14.5% in the year ended December 31, 1998.

Charge related to decertification of facility was $1,510 for the year ended
December 31, 1999 compare to $0 for the year ended December 31, 1998.   See
Notes 15 and 17 to the consolidated financial statements for a further discussion of this issue.

Rent, rent to related parties, depreciation and amortization and interest expense increased $10,963 or 30.8% from $35,577 in the year ended December 31, 1998 to $46,540 in the year ended December 31, 1999. Substantially all of this increase was due to depreciation and amortization costs related to the acquisition of Summit's tangible and intangible assets and interest expense as a result of the debt refinancing, both of which are included for the full 12 months of 1999.

Liquidity and Capital Resources

Going Concern Issues

Under our Term Loan and Revolving Credit Facility Agreements (the Bank Loans - see Note 7 of accompanying financial statements), we are required to maintain certain financial covenants. During 2000, we were able to comply with our financial covenants as amended in March 2000. Our delivery of audited financial statements more than 90 days after our year end is an event of default under the Bank Loans. In addition, a qualified opinion from our auditors is an event of default under the Bank Loans.

Our ability to remain in compliance with our financial covenants and to maintain sufficient liquidity to meet our debt obligations may be in doubt in the short term due to recent information regarding increases in our insurance costs. We recently received premium quotes for the renewal of our General and Professional Liability insurance (see Note 10 of accompanying financial statements). The premiums represented a substantial increase over prior years with reduced coverage. In addition, we experienced a significant increase in workers' compensation rates as of January 1, 2001. We believe that these increases reflect a general industry trend, not supported by our own experience.

The premium increases also included a substantial increase in the initial cash payments and letters of credit required at the onset of the policies. The increased cash payments are due in advance of the improved liquidity we expect to realize from the effect of the Medicare rate increase implemented April 1, 2001, and from a favorable judgment allowing us to bill and receive revenue for services performed at the decertified facility during the period of its decertification (see Note 17 of accompanying financial statements). As a result of these circumstances, we are likely to experience short-term liquidity issues. We have notified the trustee on our indenture of our intent to defer making the interest payment on our Senior Subordinated Notes due April 16, 2001. Failure to make this payment by May 15, 2001 would constitute an event of default under our Senior Subordinated Notes indenture, which would also constitute an event of default under our Bank Loans agreements. Should a payment default occur, the Senior Subordinate Note holders would have the ability to accelerate payment of the notes, which would also cause the Bank Loans to become immediately due. We would not be able to make the accelerated payments should the banks or note-holders exercise their rights should a payment default occur.

Due to these above mentioned liquidity issues, we may have difficulty in meeting the next principal payment on the Bank Loans, which is due June 30, 2001. If this payment is not made, we would be in default under the bank loan agreements.

We are addressing our future financial covenant and liquidity issues by exercising our right to defer for 30 days the interest payment due April 16, 2001 on our Senior Subordinated Notes and, during which time we will meet with the parties to our Bank Loans to address our needs. We believe that over the course of 2001, we will be able to meet our obligations. However, because of these uncertainties, certain of our long-term debt has been classified as current in the accompanying financial statements

All of the events discussed in the preceding paragraphs raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Other

At December 31, 2000, we had $346 in cash and cash equivalents and a working capital deficiency of $190,748, after the reclassification of certain of our debt to current as discussed above, compared to $0 in cash and cash equivalents and working capital of $18,823 at December 31, 1999. We generally utilize our cash balances to reduce amounts drawn on our revolving credit facility; as such, the cash and cash equivalents balance is minimal.

Net cash provided by operating activities increased $3,170 from $5,479 in the year ended December 31, 1999 to $8,649 in the year ended December 31, 2000.

In 2000, $3,801 was used for the purchase of property and equipment compared to $5,582 in 1999, respectively.

In 2000, we used a net $4,976 in financing activities which consisted principally of repayments of debt of $8,750 and reductions in capital lease obligations of $935. These debt repayments were partially financed by the increase in net draws on the revolving loan facility of $5,850. In 1999, we used a net $1,671 in financing activities which consisted principally of repayments of debt of $3,750 and reductions in capital lease obligations of $1,013, which were partially financed by the increase in payable to bank of $2,103 and net draws on the revolving loan facility of $989.

Long-term debt, including current maturities, totaling $241,280 at December 31, 2000 consisted of mortgage, promissory note and capital lease obligations of $18,280, a term loan credit facility of $77,500, senior subordinated notes of $120,000, and borrowings on our revolving loan facility of $25,500. The term loan credit and revolving loan facilities, collectively known as the "Bank Credit Facility", contain usual and customary covenants including certain financial covenants, including a minimum fixed charge ratio, a maximum leverage ratio and a minimum net worth test. We were in compliance with all financial covenants at December 31, 2000, however, as discussed in the preceding paragraphs, after December 31, 2000, we were not in compliance with certain non-financial covenants, and may not be in compliance with certain financial covenants in 2001.

In March 2000, the Bank Credit Facility was amended. The amendment waived noncompliance with certain financial covenants and revised certain covenant levels and definitions for the remaining terms of the loans. The applicable interest rate margin over LIBOR was increased 0.50% on the term loan facility and 0.25% on the revolving credit facility. In addition, we paid an amendment fee to the Bank Group of approximately $385. The amendment fee was classified as a deferred financing cost and is being amortized over the remaining life of the loans.

We had $4,000 in available borrowings on our revolving loan facility at December 31, 2000 after giving effect to a $500 outstanding letter of credit relating to a previous year's workers' compensation program. As a result of the defaults mentioned in the preceding paragraphs, we do not have access to the unused portion of the revolving loan facility until the defaults are cured or a waiver is obtained from the banks. The unused portion of the revolving loan facility amounts to $2,127 as of April 10, 2000. We believe we currently have sufficient cash available and will generate sufficient additional cash to meet our operating and ongoing capital replacement needs, exclusive of certain future scheduled principal payments discussed in the preceding paragraphs.

We are restricted in our ability to pay dividends on our Common Stock based on certain provisions of our loan agreements. We do not expect to pay any dividends in 2001.

Recent Accounting Pronouncements

Accounting for Derivative Instruments and Hedging Activities

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is required to be adopted in years beginning after June 15, 1999. SFAS 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. We expect to adopt SFAS 133 effective January 1, 2001. SFAS will require us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. We do not have any derivatives at December 31, 2000, and do not anticipate that the adoption of SFAS 133 will have a significant effect on our results of operations or financial position.

Impact of Inflation

The health care industry is labor intensive. Wages and other expenses increase more rapidly during periods of inflation and when shortages in the labor market occur. In addition, suppliers pass along rising costs in the form of higher prices. Increases in reimbursement rates under Medicaid generally lag behind actual cost increases, so that we may have difficulty covering these cost increases in a timely fashion. In addition, Medicare SNFs are now paid a per diem rate under PPS, in lieu of the former cost-based reimbursement rate. Increases in the federal portion of the per diem rates may also lag behind actual cost increases.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to future events or the future financial performance of the Company including, but not limited to, statements contained in "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations". These forward-looking statements include, among other things, the success of our business strategy, our ability to develop and expand our business in regional markets, our ability to increase the level of sub-acute and specialty medical care it provides, the effects of government regulation and healthcare reform, litigation, our anticipated future revenues and additional revenue opportunities, capital spending and financial resources, liquidity demands, our ability to meet our liquidity needs, and other statements contained in this Annual Report on Form 10-K that are not historical facts. Although our management believes that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate and, as a result, the forward-looking statements based on those assumptions also could be materially incorrect. Readers are cautioned that such forward-looking statements, which may be identified by words including "anticipates," "believes," "intends," "estimates," "plans," and other similar expressions, are only predictions or estimations and are subject to known and unknown risks and uncertainties, over which we have little or no control. In evaluating such statements, readers should consider the various factors identified above which could cause actual events, performance or results to differ materially from those indicated by such statements.

Item 7.A. Quantitative and Qualitative Disclosures About Market Risk

The following table provides information about our debt obligations that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by maturity dates.

The Term Loan Facility bears interest at LIBOR plus an applicable margin between 2.25% and 3.25% depending on certain financial ratios. At December 31, 2000, the margin was 3.25%.

The Revolving Credit Facility bears interest at LIBOR plus an applicable margin between 2.00% and 3.00% depending on certain financial ratios. At December 31, 2000, the margin was 3.00%.

The rates on the Term Loan and Revolving Credit Facility ("the Variable Rate Loans") are reset at various intervals. The average interest rate for the Variable Rate Loans was based on the weighted average rate of outstanding borrowings at December 31, 2000. Additionally, we have assumed our other long-term debt, comprised of capital lease obligations, promissory notes, mortgages, and other notes payable, are similar enough to aggregate for fixed rate presentation purposes. Our incremental borrowing rate at December 31, 2000 was estimated to be 9.56%. We do not have any other material balances that are sensitive to changes in interest rates.

                                                                                                             Fair Value
                                                                                                             at December
(Dollars in thousands)           2001       2002       2003       2004      2005   There-after     Total      31, 2000
                           ----------------------------------------------------------------------------------------------
Liabilities

Long-term debt, including
 current portion:

Senior Subordinated Notes
 Fixed rate                   $     -    $     -    $     -    $     -   $     -   $120,000    $120,000        $50,400
 Average interest rate          11.25%     11.25%     11.25%     11.25%    11.25%     11.25%

Term Loan Facility
   Variable rate              $17,500    $21,875    $26,250    $11,875   $     -   $      -    $ 77,500        $77,500
   Average interest rate        10.06%     10.06%     10.06%     10.06%        -          -

Revolving Credit Facility
   Variable rate              $     -    $     -    $     -    $25,500   $     -   $      -    $ 25,500        $25,500
   Average interest rate        10.09%     10.09%     10.09%     10.09%        -          -

Other long-term debt
 Fixed rate                   $   115    $   309    $   377    $ 1,839   $ 2,805   $  2,773    $  8,218        $ 7,968
 Average interest rate           9.00%      9.00%      9.00%      9.00%     9.00%      9.00%

 Fixed rate                   $   203    $   221    $ 4,858    $     -   $     -   $      -    $  5,282        $ 5,121
 Average interest rate           8.39%      8.39%      8.39%         -         -          -

 Fixed rate                   $   104    $   111    $   118    $   125   $   133   $  2,887    $  3,478        $ 3,094
 Average interest rate           7.75%      7.75%      7.75%      7.75%     7.75%      7.75%

 Fixed rate                   $   435    $     -    $     -    $     -   $     -   $      -    $    435        $   425
 Average interest rate           7.00%         -          -          -         -          -

 Variable rate*               $    14    $    16    $    18    $    19   $    21   $    779    $    867        $   867
 Average interest rate          10.00%     10.00%     10.00%     10.00%    10.00%     10.00%

_____________________
*    LIBOR plus 2.95%

Item 8. Financial Statements and Supplementary Data



                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors
Fountain View, Inc.

We have audited the accompanying consolidated balance sheets of Fountain View, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fountain View, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that Fountain View, Inc. will continue as a going concern. As more fully described in Note 2, the Company is in technical default on certain of its debt and may experience liquidity problems in 2001. In addition, the Company anticipates that it may not be in compliance with certain of its loan covenants in 2001, and may be in payment default regarding certain of its debt. These conditions raised substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.



                                              /s/ Ernst & Young
Los Angeles, California
April 10, 2001

                              FOUNTAIN VIEW, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (In thousands)

                                                                          Year Ended December 31,
                                                                    2000           1999           1998
                                                                  --------------------------------------
Net revenues                                                      $301,911       $273,581       $223,143

Expenses:
 Salaries and benefits                                             153,716        135,184        116,004
 Supplies                                                           38,715         32,512         23,617
 Purchased services                                                 27,035         31,606         30,990
 Provision for doubtful accounts                                     9,495          4,059          3,892
 Other expenses                                                     20,303         21,400         16,184
 Charge related to decertification of facility                       6,058          1,510              -
 Rent                                                                5,322          5,226          4,346
 Rent to related parties                                             1,872          1,809          1,776
 Depreciation and amortization                                      15,979         15,758         11,510
 Interest expense, net of interest income                           25,298         23,747         17,945
                                                                ----------------------------------------
Total expenses                                                     303,793        272,811        226,264
                                                                ----------------------------------------

Income (loss) before provision for income taxes and
 extraordinary item                                                 (1,882)           770         (3,121)

Income tax (benefit) provision                                         (37)         1,149           (732)
                                                                ----------------------------------------

Loss before extraordinary item                                      (1,845)          (379)        (2,389)

Extraordinary item:
 Loss on early extinguishment of debt, net of taxes                      -              -           (517)
                                                                ----------------------------------------
Net loss                                                          $ (1,845)      $   (379)      $ (2,906)
                                                                ========================================

                            See accompanying notes.

                              FOUNTAIN VIEW, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                                             December 31,
                                                                                          2000          1999
                                                                                      -----------------------
Assets
Current assets:
 Cash and cash equivalents                                                            $    346      $      -
 Accounts receivable, less allowance for doubtful accounts of $9,961 and $11,840
  in 2000 and 1999, respectively                                                        53,668        45,243
 Current portion of deferred income taxes                                                7,122        11,176
 Other current assets                                                                    6,051        10,512
                                                                                      -----------------------
Total current assets                                                                    67,187        66,931


Property and equipment, at cost:
 Land and land improvements                                                             25,086        25,064
 Buildings and leasehold improvements                                                  218,328       215,517
 Furniture and equipment                                                                31,492        30,209
 Construction in progress                                                                  618           933
                                                                                      -----------------------
                                                                                       275,524       271,723
Less accumulated depreciation and amortization                                         (35,282)      (23,056)
                                                                                      -----------------------
                                                                                       240,242       248,667


Notes receivable, less allowance for doubtful accounts of $697 and $674 in 2000
 and 1999, respectively                                                                  5,507         4,773
Goodwill, net                                                                           55,014        55,388
Deferred financing costs, net                                                            9,156        10,258
Deferred income taxes                                                                    3,922         4,463
Other assets                                                                             4,440         4,556
                                                                                      -----------------------
Total assets                                                                          $385,468      $395,036
                                                                                      =======================

                              FOUNTAIN VIEW, INC.

                   (In thousands, except stock information)


                                                                                         December 31
                                                                                    2000             1999
                                                                                  -------------------------
Liabilities and Shareholders' Equity
Current liabilities:
 Payable to banks                                                                 $  3,128        $   3,554
 Accounts payable and accrued liabilities                                           18,004           18,901
 Employee compensation and benefits                                                  7,959            8,469
 Accrued interest payable                                                            4,641            3,605
 Current portion of deferred income taxes                                              332              332
 Current maturities of long-term debt and capital leases                           223,871           13,247
                                                                                  ---------      ----------
Total current liabilities                                                          257,935           48,108

Long-term debt and capital leases, less current maturities                          17,409          231,867

Deferred income taxes                                                               30,490           33,582
                                                                                  ---------      ----------
Total liabilities                                                                  305,834          313,557

Preferred Stock Series A, mandatorily redeemable, $0.01 par value:  1,000,000 shares authorized, 15,000 shares issued and outstanding at 2000 and 1999
 (liquidation preference of $15 million)                                            15,000           15,000

Commitments and contingencies                                                            -                -

Shareholders' equity:
Common Stock Series A, $0.01 par value:  1,500,000 shares authorized, 1,000,000
 shares issued and outstanding at 2000 and 1999                                         10               10
Common Stock Series B, $0.01 par value:  200,000 shares authorized, 114,202
 shares issued and outstanding at 2000 and 1999                                          1                1
Common Stock Series C, $0.01 par value:  1,300,000 shares authorized, 20,742
 shares issued and outstanding at 2000 and 1999                                          -                -
Additional paid-in capital                                                         106,488          106,488
Accumulated deficit                                                                (39,325)         (37,480)
Due from shareholder                                                                (2,540)          (2,540)
                                                                                  ---------      ----------
Total shareholders' equity                                                          64,634           66,479
                                                                                  ---------      ----------
Total liabilities and shareholders' equity                                        $385,468       $  395,036
                                                                                  =========      ==========

                            See accompanying notes.

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                      Three years ended December 31, 2000
                            (Dollars in thousands)


                                                              Series A          Series B         Series C
                                        Preferred Stock     Common Stock      Common Stock     Common Stock
                                      ----------------------------------------------------------------------
                                         Shares   Amount   Shares    Amount  Shares   Amount  Shares  Amount
                                      ----------------------------------------------------------------------
Balance at January 1, 1998                7,000   $  -          -     $ -        -      $-       -    $    -
 Net loss                                     -      -          -       -        -       -       -         -
 Issuance of common stock                     -      -    648,065      10  114,202       1       -         -
 Exercise of warrants                         -      -          -       -        -       -  20,742         -
 Stock purchase in exchange for note
  receivable                                  -      -     20,000       -        -       -       -         -

 Exchange of common stock                (7,000)     -    331,935       -        -       -       -         -
                                      ----------------------------------------------------------------------
Balance at December 31, 1998                  -      -  1,000,000      10  114,202       1  20,742         -
 Net loss                                     -      -          -       -        -       -       -         -
                                      ----------------------------------------------------------------------
Balance at December 31, 1999                  -      -  1,000,000      10  114,202       1  20,742         -
 Net loss                                     -      -          -       -        -       -       -         -
                                      ----------------------------------------------------------------------
Balance at December 31, 2000                  -   $  -  1,000,000     $10  114,202      $1  20,742    $    -
                                      ======================================================================

                              FOUNTAIN VIEW, INC.

                      Three years ended December 31, 2000
                            (Dollars in thousands)



                                          Series A-1          Series A-2         Series A-3
                                         Common Stock        Common Stock       Common Stock
                                     ---------------------------------------------------------
                                       Shares     Amount    Shares   Amount    Shares   Amount
                                     ---------------------------------------------------------
Balance at January 1, 1998              53,850    $   1     99,950    $    1    46,200   $   -
 Net loss                                    -        -           -        -         -       -
 Issuance of common stock                    -        -           -        -         -       -
 Exercise of warrants                        -        -           -        -         -       -
 Stock purchase in exchange for note
  receivable                                          -           -                  -       -
 Exchange of common stock              (53,850)      (1)    (99,950)      (1)  (46,200)      -
                                     ---------------------------------------------------------
Balance at December 31, 1998                          -           -                  -       -
 Net loss                                    -        -           -        -         -       -
                                     ---------------------------------------------------------
Balance at December 31, 1999                 -        -           -        -         -       -
 Net loss                                    -        -           -                  -       -
                                     ---------------------------------------------------------
                                             -    $   -           -   $    -         -   $   -
Balance at December 31, 2000         =========================================================

                                                                          Retained          Due
                                       Additional                        Earnings          From
                                        Paid-In         Treasury        (Accumulated       Share-
                                        Capital           Stock            Deficit)        holder      Total
                                     --------------------------------------------------------------------------
Balance at January 1, 1998           $    21,957      $      -          $  (34,195)       $     -     $(12,236)
 Net loss                                      -             -              (2,906)             -       (2,906)
 Issuance of common stock                 81,989             -                   -              -       82,000
 Exercise of warrants                          -             -                   -              -            -
 Stock purchase in exchange for note       2,540             -                   -         (2,540)           -
  receivable                                   2             -                   -              -            -
 Exchange of common stock
                                      -------------------------------------------------------------------------
Balance at December 31, 1998             106,488             -             (37,101)        (2,540)      66,858
 Net loss                                      -             -                (379)             -         (379)
                                      -------------------------------------------------------------------------
Balance at December 31, 1999             106,488             -             (37,480)        (2,540)      66,479
 Net loss                                                    -              (1,845)             -       (1,845)
                                     --------------------------------------------------------------------------
Balance at December 31, 2000         $   106,488      $      -          $  (39,325)       $(2,540)    $ 64,634
                                     ==========================================================================

                           See accompanying notes.

                              FOUNTAIN VIEW, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                                           Year ended December 31,
                                                                         2000       1999        1998
                                                                     ---------------------------------
Operating activities:
 Net loss                                                             $(1,845)   $   (379)  $  (2,906)
 Adjustments to reconcile net loss to net cash provided by
  operating activities:
   Depreciation and amortization                                       15,979      15,758      11,510
   Changes in operating assets and liabilities:
     Accounts receivable                                               (9,378)      6,141      (4,266)
     Other current assets                                               4,284      (3,414)      1,237
     Accounts payable, accrued liabilities and accrued interest           198     (10,512)     (4,519)
      payable
     Employee compensation and benefits                                  (510)     (1,311)      1,959
     Income taxes receivable                                              (58)        732       1,567
     Deferred income taxes                                                (21)     (1,536)       (149)
                                                                    ----------------------------------
 Total adjustments                                                     10,494       5,858       7,339
                                                                    ----------------------------------
Net cash provided by operating activities                               8,649       5,479       4,433

Investing activities:
 Principal payments on notes receivable                                   396         861       1,089
 Additions to property and equipment                                   (3,801)     (5,582)     (7,654)
 Acquisition of Summit Care, net of cash acquired                           -           -    (153,521)
 Decrease in acquisition related liabilities                                -           -     (16,531)
 Changes in other assets                                                   78         913        (857)
                                                                    ----------------------------------
Net cash used in investing activities                                  (3,327)     (3,808)   (177,474)

Financing activities:
 Increase (decrease) in payable to bank                                  (426)      2,103        (494)
 Additions to deferred financing costs                                   (715)          -           -
 Decrease in capital lease obligations                                   (935)     (1,013)     (4,071)
 Principal payments on long-term debt                                  (8,750)     (3,750)   (158,465)
 Draw on revolving loan facility, net                                   5,850         989      18,661
 Proceeds from long-term debt, net of issuance costs                        -           -     217,859
 Proceeds from issuances of common stock                                    -           -      82,000
 Proceeds from issuance of mandatorily redeemable preferred stock
                                                                            -           -      15,000
                                                                    ----------------------------------
Net cash provided by (used in) financing activities                    (4,976)     (1,671)    170,490
                                                                    ----------------------------------

Increase (decrease) in cash and cash equivalents                          346           -      (2,551)
Cash and cash equivalents at beginning of year                              -           -       2,551
                                                                    ----------------------------------
Cash and cash equivalents at end of year                              $   346    $      -   $       -
                                                                    ==================================

                              FOUNTAIN VIEW, INC.

                             (Dollars in thousands)

                                                                 Year ended December 31,
                                                                 2000      1999      1998
                                                              ------------------------------
Non cash activity:

Reclassification of accounts receivable to notes receivable     $  953    $    -   $       -

Stock purchase in exchange for note receivable                       -         -       2,540

Conversion of stock into paid in capital                             -         -           2

Details of purchase business combination:
 Fair value of assets acquired                                  $    -    $    -   $ 374,016
 Less: Liabilities assumed                                           -         -    (219,131)
                                                              ------------------------------
 Cash paid for acquisition                                           -         -     154,885
 Less: Cash acquired from Summit Care                                -         -      (1,364)
                                                              ------------------------------
 Net cash paid for acquisition                                  $    -    $    -   $ 153,521
                                                              ==============================

                            See accompanying notes.

                              FOUNTAIN VIEW, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 2000


1. Description of Business

Fountain View, Inc. ("Fountain View" or "Company") is a leading operator of long-term care facilities and a leading provider of a full continuum of post-acute care services, with a strategic emphasis on sub-acute specialty medical care. Fountain View operates a network of facilities in California, Texas, and Arizona, including 44 skilled nursing facilities ("SNFs") that offer sub-acute, rehabilitative and specialty medical skilled nursing care, as well as six assisted living facilities ("ALFs") that provide room and board and social services in a secure environment. In addition, Fountain View provides a variety of high-quality ancillary services such as physical, occupational and speech therapy in Fountain View-operated facilities and unaffiliated facilities. Fountain View also operates three institutional pharmacies (one of which is a joint venture), which serve acute care hospitals as well as SNFs and ALFs, both affiliated and unaffiliated with Fountain View, an outpatient therapy clinic and a durable medical equipment ("DME") company.

The Company acquired Summit Care Corporation ("Summit") on March 27, 1998 (see
Note 3). The Summit operation consisted of 36 SNFs, five ALFs and three institutional pharmacies. The acquisition has been accounted for under the purchase method and, as such, the accompanying financial statements include the results of Summit's operations from the acquisition date.

2. Liquidity and Going Concern Issues

Under the Company's Term Loan and Revolving Credit Facility Agreements (the Bank Loans - see Note 7), the Company is required to maintain certain financial covenants. During 2000, the Company was able to comply with its financial covenants as amended in March 2000. The Company's delivery of audited financial statements more than 90 days after its year end is an event of default under the Bank Loans. In addition, a qualified opinion from the Company's auditors is an event of default under the Bank Loans.

The Company's ability to remain in compliance with its financial covenants and to maintain sufficient liquidity to meet its debt obligations may be in doubt in the short term due to recent information regarding increases in the Company's insurance costs. The Company recently received its premium quotes for the renewal of its General and Professional Liability insurance (see Note 10). The premiums represented a substantial increase over prior years with reduced coverage. In addition, the Company experienced a significant increase in its workers' compensation rates as of January 1, 2001. The Company believes that these increases reflect a general industry trend, not supported by the Company's own experience.

The premium increases also included a substantial increase in the initial cash payments and letters of credit required at the onset of the policies. The increased cash payments are due in advance of the improved liquidity the Company expects to realize from the effect of the Medicare rate increase implemented April 1, 2001, and from a favorable judgment allowing the Company to bill and receive revenue for services performed at the decertified facility during the period of its decertification (see Note 17). As a result of these circumstances, the Company is likely to experience short-term liquidity issues. The Company has exercised its right to delay the April 16, 2001 interest payment on its Senior Subordinated Notes. Failure to make this payment by May 15, 2001 would constitute an event of default under the Company's Senior Subordinated Notes indenture, which would also constitute an event of default under the Company's Bank Loans agreements. Should a payment default occur, the Senior Subordinate Note holders would have the ability to accelerate payment of the notes, which would also cause the Bank Loans to become immediately due. The Company would not be able to make the accelerated payments should the banks or note-holders exercise their rights should a payment default occur.

Due to these above mentioned liquidity issues, the Company may have difficulty in meeting the next principal payment on the Bank Loans, which is due June 30, 2001. If this payment is not made, the Company would be in default under the bank loan agreements.

The Company is addressing its future financial covenant and liquidity issues and, as noted in a preceding paragraph, exercised its right to defer for 30 days the interest payment due April 16, 2001 on its Senior Subordinated Notes and, during which time it will meet with the parties to its Bank Loans to address the Company's needs. The Company believes that over the course of 2001, it will be able to meet its obligations. However because of these uncertainties, certain of the Company's long-term debt has been classified as current in the accompanying financial statements.

All of the events discussed in the preceding paragraphs raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

On October 6, 1998, the Company amended its $85.0 million term loan credit agreement with the extension of $5.0 million of additional mortgage refinancing loans to the Company. The Company used the proceeds to finance the exercise of capital lease purchase options on two skilled nursing facilities in Texas.

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

Net Revenues

Approximately 75 percent, 68 percent and 60 percent of the Company's revenues in the years ended December 31, 2000, 1999 and 1998, respectively, were derived from funds under federal Medicare and state Medicaid assistance programs, the continuation of which are dependent upon governmental policies. These revenues are based, in certain cases, upon cost reimbursement principles and are subject to audit. In 1999, one of the Company's Medicare fiscal intermediaries performed focused audits as part of the normal annual audit process at certain of the Company's SNFs. The auditors identified certain matters that represented a departure from prior practices of the fiscal intermediary. In 2000, the Company received adjustments on certain of these audits which totaled approximately $2.8 million. Substantially all of these amounts were repaid to the Intermediary during 2000. The Company has appealed these adjustments and believes that the ultimate resolution of these items will not have a material adverse effect on its financial position or results of operations. Revenues are recorded on an accrual basis as services are performed at their estimated net realizable value. Differences between final settlement and the estimated net realizable value accrued in prior years are reported as adjustments to the current year's net revenues.

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

Intangible Assets

Goodwill, which represents the excess of the purchase price over the net assets acquired, substantially relates to the purchase of Summit and is being amortized over 35 years using the straight-line method. Goodwill at December 31, 2000 was $62,252,000 less accumulated amortization of $7,238,000.

Deferred financing costs substantially relate to the Term Loan Facility and the Senior Subordinated Notes (Note 7) and are being amortized over the maturity periods using an effective interest method. Deferred financing costs at December 31, 2000 were $13,878,000 less accumulated amortization of $4,722,000.

In accordance with Accounting Principles Board Opinion No. 17, "Intangible Assets", the Company periodically evaluates the estimated lives of its intangible assets to determine if events and circumstances warrant revised periods of amortization. The Company further evaluates the carrying value of its goodwill and other intangible assets based on undiscounted operating cash flows whenever significant events or changes occur which might indicate an impairment has occurred. Should the undiscounted cash flows be less than the carrying value of the related asset, such asset would be reduced to estimated fair value.

Long Lived Assets

The Company believes that, based on current circumstances, there are no indicators of impairment to its long-lived assets, and the Company presently has no expectations for disposing of any long-lived assets.

Accounting for Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") uses a fair value method of valuing stock-based compensation plans. As provided for under SFAS 123, the Company has elected to continue following accounting rules under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" which uses an intrinsic value method and often results in no compensation expense. In accordance with SFAS 123, the Company has provided pro forma disclosure of what net income would have been had the fair value method been used. See Note 12.

Accounting for Derivative Instruments and Hedging Activities

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is required to be adopted in years beginning after June 15, 1999. SFAS 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. We expect to adopt SFAS 133 effective January 1, 2001. SFAS will require us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. We do not have any derivatives at December 31, 2000, and do not anticipate that the adoption of SFAS 133 will have a significant effect on our results of operations or financial position.

Reclassifications

Certain amounts, as of and for the year ended December 31, 1999 and 1998, have been reclassified to conform to the current year presentation.

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

Long-term Debt (Including Current Portion)

The fair market value of the $120.0 million Senior Subordinated Notes approximates $50.4 million based on the trading price of the notes as of December 31, 2000. The carrying value of the remaining debt approximates its fair market value since the interest rate of such debt approximates the Company's incremental borrowing rate.

7. Long-term Debt

Long-term debt consists of the following (in thousands):

                                                                                                        December 31,
                                                                                                   2000               1999
                                                                                            --------------------------------------
        Senior Subordinated Notes, fixed interest rate of 11.25%, interest only
          payable semi-annually, principal due 2008, unsecured.                                  $120,000           $120,000

        $90 million Term Loan Facility, interest based on LIBOR plus the applicable margin, principal due in quarterly installments through December 2003, remaining unpaid principal due March 2004, secured by all tangible and
          intangible assets.                                                                       77,500             86,250

        $30 million Revolving Credit Facility, interest based on LIBOR plus the applicable margin, principal due April 2004, secured by all tangible and
          intangible assets.                                                                       25,500             19,650

        Present value of capital lease obligations at effective interest rates from
          8.4% to 9.0%, secured by property and equipment with a book value of
          approximately $23,995 at December 31, 2000.                                              11,803             12,095

        Mortgage and other notes payable, fixed interest rates from 7.75% to 9.0%, due in various monthly installments through January 2026, secured by property and equipment with a book value of approximately $8,633 at
          December 31, 2000.                                                                        5,175              5,272

        Promissory note, effective interest rate of 7% due in October 2001, secured by the leasehold interest in a skilled nursing facility, with a book value
          of approximately $3,649 at December 31, 2000.                                               435                915

        Mortgage note payable, interest based on LIBOR plus the applicable margin, due in equal monthly principal installments through March 2001, secured by property and equipment with a book value of approximately $6,019 at
          December 31, 2000                                                                           867                932
                                                                                                ----------------------------
                                                                                                  241,280            245,114
        Less scheduled current maturities                                                          18,371             13,247
                                                                                                ----------------------------
                                                                                                 $222,909           $231,867
                                                                                                ============================

As discussed in Note 2, the Company is likely to experience short-term liquidity problems which may result in a payment default in one or more of the Company's Senior Subordinated Notes, Term Loan Facility and Revolving Credit Facility.
The Company may also violate certain of its financial covenants during 2001. Because of the uncertainty as to whether the Company will default under the Bank Loans or Senior Subordinated Notes in 2001, and since a default if not cured will allow acceleration of such debt, $205,500 of debt has been classified as current liabilities as of December 31, 2000.

Senior Subordinated Notes

In April 1998, the Company successfully completed a Senior Subordinated Note Offering for an aggregate principal amount of $120.0 million, with an interest rate of 11.25% due in 2008. Interest is payable semiannually in April and October of each year. The notes constitute general, unsecured obligations of the Company, subordinate to all senior debt.

Term Loan Facility

In April 1998, the Company entered into a term loan facility in the aggregate principal amount of $85.0 million payable in quarterly installments with a final maturity in March 2004. The loan bears interest at LIBOR plus an applicable margin between 2.25% and 3.25% depending on certain financial ratios. At December 31, 2000, the margin was 3.25%. In October 1998, the Company amended its term loan agreement extending $5.0 million of an additional mortgage refinancing loan to the Company. The loan bears interest at LIBOR plus the applicable margin as described above and matures in March 2004. The Company used the proceeds of the additional mortgage refinancing loan to finance the exercise of capital lease purchase options on two skilled nursing facilities in Texas.

Revolving Loan Facility

In April 1998, the Company entered into a revolving loan facility of $30.0 million maturing April 2004. Borrowings bear interest at LIBOR plus an applicable margin between 2.00% and 3.00% depending on certain financial ratios. At December 31, 2000, the margin was 3.00% and the unused portion of the line was $4,000,000, after giving effect to a $500,000 outstanding letter of credit relating to a previous year's workers' compensation program.

The term loan and revolving loan facilities, collectively known as the "Bank Credit Facility", contain a perfected first lien on all of the Company's assets, both tangible and intangible. The Bank Credit Facility also contains usual and customary covenants including certain financial covenants, including a minimum fixed charge ratio, a maximum leverage ratio and a minimum net worth test. The Company was in compliance with all financial covenants at December 31, 2000.

In March 2000, the Bank Credit Facility was amended. The amendment waived noncompliance with certain financial covenants and revised certain covenant levels and definitions for the remaining term of the loans. The applicable interest rate margin over LIBOR was increased 0.50% on the term loan facility and 0.25% on the revolving credit facility. In addition, the Company paid an amendment fee to the Bank Group of approximately $385,000. The amendment fee was classified as a deferred financing cost and is being amortized over the remaining life of the loans.

During the year ended December 31, 1998, the Company recognized an extraordinary charge of $517,000 (net of a $344,000 income tax benefit) associated with prepayment penalties incurred on the early extinguishment of debt.

Property and equipment includes the following amounts for leases which have been capitalized (in thousands):

                                                                                        December 31,
                                                                                  2000               1999
                                                                             --------------------------------
        Land and land improvements                                              $ 1,767            $ 1,767
        Buildings and leasehold improvements                                     22,948             22,904
        Furniture and equipment                                                   1,719              1,641
                                                                             ------------------------------
                                                                                 26,434             26,312
        Less accumulated amortization                                            (2,439)            (1,538)
                                                                             ------------------------------
                                                                                $23,995            $24,774
                                                                             ==============================

Future scheduled maturities of long-term debt and capital lease obligations are as follows (in thousands):

                        2001                                      $ 18,371
                        2002                                        22,532
                        2003                                        31,621
                        2004                                        39,358
                        2005                                         2,959
                        Thereafter                                 126,439
                                                                ----------
                                                                  $241,280
                                                                ==========

Interest payments were $24,578,000, $24,275,000, and $14,673,000 in 2000, 1999,
and 1998, respectively.

8. Income Taxes

The provision (benefit) for income taxes consists of the following (in thousands):

                                                                                    Year Ended December 31,
                                                                         2000                1999               1998
                                                                    ------------------------------------------------
              Federal:
               Current                                                  $  -               $   72            $     -
               Deferred                                                   (57)                868               (789)
              State:
               Current                                                     15                  23                  -
               Deferred                                                     5                 186               (287)
                                                                    ------------------------------------------------
                                                                        $ (37)             $1,149            $(1,076)
                                                                    ================================================

A reconciliation of the provision (benefit) for income taxes with the amount computed using the federal statutory rate is as follows (in thousands):

                                                                             Year Ended December 31,
                                                                         2000                1999               1998
                                                                       ---------------------------------------------
              Federal rate (34%)                                        $(639)             $  262            $(1,348)
              State taxes, net of federal tax benefit                      10                 234               (205)
              Goodwill amortization                                       616                 600                501
              Other, net                                                   50                  53                (24)
                                                                       ---------------------------------------------
                                                                        $ (37)             $1,149            $(1,076)
                                                                       =============================================

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

State deferred tax assets and liabilities were reduced to reflect an expected blended state tax rate of 5.3%. Deferred tax liabilities of approximately $1,900,000 as of December 31, 1999 associated with the step-up in properties purchased were reduced directly against goodwill according to SFAS No. 109, "Accounting for Income Taxes".

Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                                         December 31,
                                                              2000                       1999
                                                  ----------------------------------------------------------
                                                    Current      Non-Current      Current       Non-Current
                                                  --------------------------      --------------------------
Deferred tax assets:
 Vacation and other accrued expenses                 $  792         $      -        $ 1,740         $      -
 Allowance for uncollectible accounts                 4,930                -          7,511                -
 Professional liability accrual                         867                -          1,443                -
 Net operating loss carryforward                          -            2,639              -            3,235
 Other                                                  533            1,283            482            1,228
                                                  --------------------------      --------------------------
Total deferred tax assets                             7,122            3,922         11,176            4,463
Deferred tax liabilities:
 Tax over book depreciation                               -           (9,401)             -          (10,892)
 Step-up of assets acquired                               -          (20,848)             -          (21,190)
 Other                                                 (332)            (241)          (332)          (1,500)
                                                  --------------------------      --------------------------
Total deferred tax liabilities                         (332)         (30,490)          (332)         (33,582)
                                                  --------------------------      --------------------------
Net deferred tax assets (liabilities)                $6,790         $(26,568)       $10,844         $(29,119)
                                                  ==========================      ==========================

Total income tax payments during 2000, 1999 and 1998 were $105,000, $0 and $1,218,000, respectively.

As of December 31, 2000, the Company has federal net operating loss carryforwards of approximately $7,467,000 which begin to expire in 2012. Approximately $2,463,000 of the federal loss carryforwards are subject to the separate return limitation year ("SRLY") provisions.

9. Leases

The Company leases certain of its facilities under noncancelable operating leases. The leases generally provide for payment of property taxes, insurance and repairs, and have rent escalation clauses, principally based upon the consumer price index or other fixed annual adjustments.

The future minimum rental payments under noncancelable operating leases that have initial or remaining lease terms in excess of one year as of December 31, 2000 are as follows (in thousands):

                                                          Related Party          Other              Total
                                                          -----------------------------------------------
                 2001                                       $ 1,899            $ 5,122            $ 7,021
                 2002                                         1,899              4,837              6,736
                 2003                                         1,899              4,101              6,000
                 2004                                         1,899              3,338              5,237
                 2005                                         1,899              1,694              3,593
                 Thereafter                                  21,996              7,642             29,638
                                                          -----------------------------------------------
                                                            $31,491            $26,734            $58,225
                                                          ===============================================

10. Commitments and Contingent Liabilities

Litigation

As is typical in the health care industry, the Company has experienced an increasing trend in the number and severity of litigation claims asserted against the Company. In addition, there has been an increase in governmental investigations of long-term care providers. While the Company believes that it provides quality care to its patients and is in compliance with regulatory requirements, a legal judgment or adverse governmental investigation could have a material negative effect on the Company. See Note 15.

In early April 2001, a jury issued a verdict in a professional liability case against the Company in the amount of $5.2 million. The jury verdict has not been affirmed by the trial judge. The Company believes that there was no basis for this decision and is preparing post-trial motions to be presented to the judge prior to a judgment being affirmed. In the opinion of counsel to the Company, the verdict will be partially modified prior to a judgment being imposed, or reversed on appeal, and in any event, is covered under the Company's insurance policies. Consequently, the Company has not accrued any amount related to this contingency as of December 31, 2000.

From time to time, in addition to the matter discussed in the preceding paragraph, the Company has been a party to other professional liability claims and other litigation arising in the ordinary course of business. In the opinion of management, any liability beyond amounts covered by insurance and the ultimate resolution of all pending legal proceedings will not have a material adverse effect on the Company's financial position or results of operations.

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

Fountain View's policy for general and professional liability coverage for the original Fountain View facilities is a per occurrence policy and has limits of $1,000,000 per occurrence and $3,000,000 in the aggregate per year and carries no deductible. In addition, Fountain View maintains a claims-made policy for general and professional liability for the former Summit facilities with limits of $1,000,000 per occurrence and $3,000,000 in the aggregate per year and carries a self-insured retention of $250,000 per occurrence and a $2,000,000 annual aggregate loss limit. Additional insurance is provided for all facilities through a claims-made umbrella policy with limits of $25,000,000 per occurrence and $25,000,000 in the aggregate per year over the primary general and professional liability coverage. The Company has extended coverage for all incidents occurring through April 10, 2001, under the existing policies through April 10, 2003. This term extension takes the Company beyond the statute of limitations in all applicable jurisdictions for any incident occurring prior to April 10, 2001.

Effective April 10, 2001, the Company obtained a retrospectively rated claims-made policy with a self-insured retention of $250,000 for its California and Arizona facilities and $1,000,000 for its Texas facilities. Each facility has an occurrence and aggregate coverage limit of $1,000,000 and $3,000,000, respectively, and the Company's aggregate coverage limit is $5,000,000. The Company's claims-made umbrella has not been renewed.

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

11. Shareholders' Equity

Stockholders Agreement

On March 27, 1998, a Stockholders Agreement was executed in conjunction with an Investment Agreement. The Investment Agreement outlined the restructuring of the stock ownership of the Company and denoted the cash or other consideration required for the respective owners' common shares. The Stockholders Agreement establishes the composition of the Board of Directors, establishes restrictions on the transfer of these common shares and contains a termination clause in the event of an initial public offering.

In conjunction with the execution of the above agreements, the Company issued 114,202 shares of Series B Common Stock, in total, to the Chairman, the Chief Executive Officer and the Executive Vice President of the Company (the "Senior Executives"). These shares may be forfeited should a trigger event occur and certain predefined terminal values not be achieved. These terminal values are defined in the Stockholders Agreement and increase through the passage of time. Upon any such forfeiture, the Company will pay the holder of those shares an amount equal to the purchase price of $.10 per share. These shares are treated as compensatory stock options for financial reporting purposes and compensation expense will be recorded upon the achievement of a trigger event, when the number of shares retained by the Senior Executives are known. Compensation will be measured as the number of shares retained times the fair value of the shares at the measurement date. No such trigger event has occurred through December 31, 2000.

Preferred Stock

In connection with the Summit acquisition on March 27, 1998, the Company issued 15,000 shares of Series A Preferred Stock ("the Preferred Stock") to Heritage in exchange for $15 million. In May 1998, the Baylor Group purchased 12,342 shares of Series A Preferred Stock from Heritage in exchange for $12.5 million. The Preferred Stock is subject to mandatory redemption upon an underwritten initial public offering of the Company's common stock on or after May 1, 2010. The Preferred Stock entitles the holder to a dividend at the time of a liquidity event calculated to achieve a 12% annual rate of return. A liquidity event is defined as an underwritten initial public offering or liquidation of the Company. As of December 31, 2000, there is $5,350,399 of undeclared and unpaid dividends on the Preferred Stock.

Warrants

In connection with the Summit acquisition on March 27, 1998, the Company issued 71,119 warrants to purchase the Company's Series C Common Stock at an exercise price of $.01 per share. The warrants are exercisable beginning April 16, 1998 and expire in April 2008. During 2000 and 1999, no warrants were exercised. During 1998, 20,742 warrants were exercised.

Dividend Restrictions

The Company is restricted in its ability to pay dividends on its Common Stock based on certain provisions of its loan agreements.

12. Stock Option Plan

In August 1998, the Company adopted a stock option plan which provides for the grant of incentive stock options to certain directors, employees and consultants of the Company to purchase up to 49,388 shares of Series C Common Stock. These options represent non-qualified stock options and have an exercise price of $104.61 per share, which was considered the fair market value at date of grant. The options vest 20% on each anniversary of the option grant and are fully vested upon the sale of the Company. No option may be exercised after ten years from the date of the grant. The vesting provisions and other conditions upon which the options are exercisable are determined by the Stock Option Committee or the Board of Directors. As at December 31, 2000, a total of 39,226 options were granted to employees and consultants of the Company. Options granted to consultants are considered compensatory, and the fair value of the options at date of grant is being expensed over the vesting period. Out of the 39,226 options granted, 5,746 options were canceled, leaving a total of 33,480 options outstanding at December 31, 2000.

The following table summarizes activity in the stock option plan:

                                                                       Year Ended December 31,
                                                              2000                               1999
                                                 -------------------------------     ------------------------------
                                                                     Weighted                           Weighted
                                                      Number          Average             Number         Average
                                                        of           Exercise               of          Exercise
                                                      Shares           Price              Shares          Price
                                                 -------------------------------     ------------------------------
Options at beginning of year                              26,900         $104.61              26,900        $104.61
Changes during year:
 Granted                                                  12,326               -                   -              -
 Exercised                                                     -               -                   -              -
 Canceled                                                 (5,746)              -                   -              -
                                                 ---------------                     ---------------
Options outstanding at end of year                        33,480          104.61              26,900         104.61
                                                 ===============                     ===============

Options exercisable at end of year                             -          104.61                   -         104.61
Options available for grant at end of year                15,908                              22,488

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") which uses an intrinsic value method and, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, results in no compensation expense. However, pro forma information regarding net income is required by Statement of Financial Accounting Standards No. 123, "Accounting and Disclosure of Stock-Based Compensation" ("SFAS 123"), and, in the following disclosure, has been determined as if the Company had accounted for its stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a minimum value option pricing model with the following weighted average assumptions for the year ended December 31, 2000: risk-free interest rates of 6.23%; dividend yields of zero percent; and a weighted average expected life of the options of ten years. The weighted average fair value per share of options granted during the year was $47.51 for the year ended December 31, 2000. The weighted average remaining contractual life of these options is approximately eight years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The effects of providing pro forma disclosure are not likely to be representative of the effects on reported net income for future years. The Company's pro forma net loss for the year ended December 31, 2000, given the effect of the fair value method, is $2,078.

13. Material Transactions with Related Entities

Leased Facilities

The Company's Chief Executive Officer and his wife, an Executive Vice President of the Company, own the real estate for four of the Company's leased facilities. Such real estate has not been included in the financial statements for any of the years presented herein. Lease payments to these related parties under operating leases for these facilities totaled 1,861,000, $1,809,000, and $1,776,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

Medical Supply Company

The Company's Executive Vice President, who is also the wife of the Company's Chief Executive Officer, owns approximately 33% of a medical supply company that provides supplies to the Company. Total billings for medical supplies from this related company totaled $6,120,000, $2,184,000, and $478,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

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

14. Business Segments

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

The Company evaluates performance and allocates resources based on an efficient and cost-effective operating model which maximizes profitability and the quality of care provided across the Company's entire facility network. Certain of Fountain View's facilities are leased, under operating leases, and not owned. Accordingly, earnings before interest, taxes, depreciation, amortization, rent and extraordinary items are used to determine and evaluate segment profit or loss. Corporate overhead is not allocated for purposes of determining segment profit or loss, and is included, along with the Company's DME subsidiary in the "all other" category in the selected segment financial data that follows. Goodwill and deferred financing costs are also not allocated for purposes of determining segment assets and are included in the "all other" category. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are recorded at the Company's cost plus standard mark-up; intersegment profit and loss has been eliminated in consolidation. The Company's reportable segments are business units that offer different services and products. The reportable segments are each managed separately due to the nature of the services provided or the products sold.

The following table sets forth selected financial data by business segment (in thousands):

Selected Financial Data:

                                                    Nursing        Therapy        Pharmacy
                                                   Services       Services        Services      All Other        Totals
                                                   ---------------------------------------------------------------------
Year Ended December 31, 2000:

Revenues from external customers                   $261,128        $15,452        $22,836       $  2,495        $301,911
Intersegment revenues                                     -         23,904          5,847          8,489          38,240
                                                   ---------------------------------------------------------------------
 Total revenues                                    $261,128        $39,356        $28,683       $ 10,984        $340,151
                                                   =====================================================================

Segment profit (loss)                              $ 53,712        $ 9,296        $ 1,389       $(17,805)       $ 46,592

Segment assets                                      276,827         26,062         15,368         86,444         404,701
Capital expenditures                                  3,077            134            139            451           3,801

Year Ended December 31, 1999:

Revenues from external customers                   $241,996        $10,019        $21,556       $     10        $273,581
Intersegment revenues                                     -         15,264          5,196          4,421          24,881
                                                   ---------------------------------------------------------------------
 Total revenues                                    $241,996        $25,283        $26,752       $  4,431        $298,462
                                                   =====================================================================

Segment profit (loss)                              $ 50,894        $ 6,002        $ 3,583       $(13,169)       $ 47,310

Segment assets                                      311,825         17,831         15,629         53,996         399,281
Capital expenditures                                  4,041            161            169          1,211           5,582

Year Ended December 31, 1998:

Revenues from external customers                   $196,392        $12,369        $14,378       $      4        $223,143
Intersegment revenues                                     -          9,920          4,226          3,168          17,314
                                                   ---------------------------------------------------------------------
 Total revenues                                    $196,392        $22,289        $18,604       $  3,172        $240,457
                                                   =====================================================================

Segment profit (loss)                              $ 34,925        $ 3,144        $ 2,776       $ (8,389)       $ 32,456

Segment assets                                      325,726          3,919         15,642         71,093         416,380
Capital expenditures                                  6,806            103             20            725           7,654




                                                                                   Year Ended December 31,
                                                                        2000               1999                 1998
                                                                      ------------------------------------------------
Revenues:

External revenues for reportable segments                             $301,911           $273,581             $223,143
Intersegment revenues for reportable segments                           38,240             24,881               17,314
Elimination of intersegment revenues                                   (38,240)           (24,881)             (17,314)
                                                                      ________________________________________________
Total consolidated revenues                                           $301,911           $273,581             $223,143
                                                                      ================================================

                                                                                    December 31,
                                                                        2000               1999                 1998
                                                                      ------------------------------------------------
Assets:

Total assets for reportable segments                                  $404,701           $399,281             $416,380
Elimination of intercompany receivables                                (19,233)            (4,245)              (5,881)
                                                                      ------------------------------------------------
Total consolidated assets                                             $385,468           $395,036             $410,499
                                                                      ================================================

15. Facility Provider Agreements

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

Decertification of Facility

In November 1999, another one of the Company's SNFs was decertified from the Medicare and Medicaid Programs as a result of surveys conducted by the California Department of Health Services. In December 2000, the Company obtained a new provider agreement from both the Medicare and Medicaid Programs. The Company recorded a charge relating to this decertification of approximately $6,058,000 in 2000 and $1,510,000 in 1999. The Company has appealed this decertification with a Federal Government Administrative Law Judge and has filed a claim against the State of California on this matter. See Note 17.

16. Defined Contribution Plan

As of December 31, 2000, the Company sponsors a defined contribution plan covering substantially all employees who meet certain eligibility requirements. At December 31, 1998 the Company sponsored two defined contribution plans covering substantially all employees who met certain eligibility requirements. Under the previous plan for the original Fountain View facilities, employees could contribute up to 15% of their annual compensation. For the former Summit facilities, employees could contribute up to 15% of their annual compensation, and through July 31, 1998, the Company matched 50% of the former Summit employees' contribution up to a maximum of 4% of the employee's total annual compensation. On August 1, 1998, the Company match was discontinued. The total expense under the plan was $0, $0 and $156,000 in 2000, 1999 and 1998, respectively.

17. Subsequent Event

In January 2001, an Administrative Law Judge ruled in the Company's favor on the decertified facility matter. The ruling overturned the decertification of this facility. The Health Care Financing Administration has appealed this decision. Should the decision be upheld, the Company would receive payment for uncompensated care provided to both Medicare and Medicaid beneficiaries for the period during and before the decertification period. The net amount of uncompensated care approximates $6,200,000. Although the Company believes that it will be successful in the appeals process, the potential settlement has not been reflected in the accompanying financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants or disagreements with accountants on accounting and financial disclosure matters.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The directors and executive officers of the Company are:

                Name                                      Position(s)                                     Age
---------------------------------------------------------------------------------------------------------------
William C. Scott                      Director and Chairman                                                 64
Robert M. Snukal                      Director, Chief Executive Officer and President                       58
Sheila S. Snukal                      Director, Executive Vice President and Chief                          57
                                      Operating Officer
Paul C. Rathbun                       Chief Financial Officer                                               41
Keith Abrahams                        Director, President of Locomotion Therapy, Inc. and                   41
                                      On-Track Therapy, Inc.
Myles Andrews                         Senior Vice President-Texas and Arizona Operations                    29
Joshua Snukal                         Senior Vice President-California Operations                           28
Richard Kam                           Senior Vice President-Finance & Administration                        44
Michel Reichert                       Director                                                              50
Michael F. Gilligan                   Director                                                              45
Peter Z. Hermann                      Director                                                              46
Mark J. Jrolf                         Director                                                              36
Boone Powell, Jr.                     Director                                                              64
Scott Gross                           Director                                                              55

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

Keith Abrahams has been a Director, President of Locomotion Therapy, Inc. and On-Track Therapy, Inc. since 1995. Mr. Abrahams was previously employed as the Chief Financial Officer of Heftel Broadcasting from 1987 to 1992, a radio broadcasting company. He is also a certified public accountant. Mr. Abrahams is the son-in-law of Robert M. Snukal and Sheila S. Snukal.

Myles Andrews assumed the role of Senior Vice President-Texas and Arizona Operations in December 2000. Mr. Andrews served as a Regional Vice President from March 1999. For the preceding four years, he served as an administrator for several of Fountain View's subsidiaries.

Joshua Snukal assumed the role of Senior Vice President-California Operations in October 1999. Mr. Snukal previously served as a Regional Vice President from January 1998. For the preceding five years, Mr. Snukal had served as an Administrator for several of Fountain View's subsidiaries. Mr. Snukal is the son of Robert M. Snukal and Sheila S. Snukal.

Richard Kam assumed the role of Senior Vice President-Finance & Administration in September 2000. Mr. Kam was previously a Partner of BDO Seidman, LLP, a public accounting partnership. He is also a Certified Public Accountant and a Chartered Accountant.

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

Scott Gross became a Director of the Company in December 1999. Mr. Gross is currently the founder, President and Chief Executive Officer of Primus Management, Inc., a successor organization to Alpha Hospital management, Inc. where Mr. Gross was the founder, President and Chief Executive Officer from 1989 to 1992. From 1988 to 1989, Mr. Gross was the Chairman and Chief Executive Officer of Carondolet Rehabilitation Centers of America, a diversified rehabilitation medicine services company. From 1984 to 1987, Mr. Gross was the President and Chief Executive Officer of Hospital Group-National Medical Enterprises. Mr. Gross holds a B.S. degree in Biology from Cal State University, Northridge and a Masters degree in Public Administration (Health Care Management Option) from the University of Southern California.

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

                                                                                        Long-term
                                                                                       Compensation
                                                                        Annual       Awards Securities
                                                                     Compensation       Underlying            All Other
                                        Fiscal       Salary             Bonus             Options            Compensation
    Name and Principal Position         Year         ($)                 ($)                (#)                  ($)
---------------------------------------------------------------------------------------------------------------------------
Robert M. Snukal                           2000      526,087                -                    -                    -
President, Chief Executive Officer         1999      500,010                -                    -                    -
 and Director                              1998      470,843          133,334                    -                    -

William C. Scott (1)                       2000      487,858                -                    -                    -
Director and Chairman                      1999      502,009                -                    -                    -
                                           1998      293,592                -                    -                    -


Sheila S. Snukal                           2000      236,746                -                    -                    -
Executive Vice President, Chief            1999      225,001                -                    -                    -
 Operating Officer and Director            1998      225,000           83,333                    -                    -



Paul Rathbun (2)                           2000      267,397                -                    -                    -
Chief Financial Officer                    1999      258,700                -                    -                    -
                                           1998       76,593                -                    -               40,000


Keith Abrahams                             2000      200,001                -                    -                    -
President, Locomotion Therapy, Inc.        1999      179,991           17,000                    -                    -
 and On-Track Therapy, Inc.                1998      168,417           70,000                    -                    -


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

The following table sets forth the stock options granted to the Named Executive Officers during fiscal 2000:

                                                                                               Potential Realizable Value at
                                                                                               Assumed Annual Rates of Stock
                          Number of       Percent of Total                                         Price Appreciation for
                         Securities           Options                                                    Option Term
                         Underlying         Granted to             Exercise                    -----------------------------
Name                      Options          Employees in       or Base Price     Expiration         5%               10%
                        Granted (#)         Fiscal Year          ($/Share)           Date
-----------------------------------------------------------------------------------------------------------------------------
Keith Abrahams              324                2.6%            $104.61       December 2010       $21,316           $54,018

During fiscal 2000, none of the Named Executive Officers exercised stock options issued by the Company. Shown below is information with respect to the unexercised options as of December 31, 2000.


                    Number of Unexercised Options
                                Held at
                           December 31, 2000
                    --------------------------------
       Name           Exercisable     Unexercisable
----------------------------------------------------

Sheila S. Snukal         -            6,173

Paul C. Rathbun          -            6,173

Keith Abrahams           -            2,300

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

On August 12, 1998, the Company entered into an employment agreement with Mr. Rathbun, which provides for a term of employment of five years commencing September 1998. Mr. Rathbun is employed as Chief Financial Officer of the Company. The employment agreement provides a base salary of $250,000, subject to annual cost of living adjustments. The employment agreement provides for annual bonuses of up to $125,000, based upon the achievement of certain financial targets. However, the bonus was limited to $65,000 for the period ending June 30, 1999 based on a June 30 year end. The employment agreement provides for termination of employment at any time by the Company with or without cause or in the event of the death or disability of the employee. The employment agreement also provides for severance pay upon termination by the Company without cause. The Company must pay the employee his base salary and prorated bonus for the duration of six months. Under the employment agreement, Mr. Rathbun agrees that, for the greater of five years after the date of such agreement or two years after termination of employment, he will not solicit (i) any person who is, or was, within the one-year period immediately prior to termination of Mr. Rathbun's employment with the Company, employed by, a consultant to or associated with the Company or (ii) a recent (within two years) client, customer or supplier to the Company.

Director Compensation

Compensation for Directors

The directors of the Company do not currently receive compensation from the Company for their service in such capacity. The directors are reimbursed for their out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors.

Board of Director Interlocks and Insider Participation

During the year ended December 31, 2000, no executive officer of the Company or any of its subsidiaries served as a member of the board of directors or compensation committee (or other board committee performing equivalent functions) of another entity one of whose executive officers served on the Company's Board of Directors.

Determination of Executive Compensation

During the year ended December 31, 2000, the Board of Directors of the Company determined the compensation for Mr. Snukal, Mrs. Snukal and Mr. Scott in accordance with their respective employment agreements dated March 27, 1998. Pursuant to such agreements, each of Mr. Snukal, Mrs. Snukal and Mr. Scott was entitled to a stated annual salary, plus an annual bonus based on the achievement of certain financial targets set forth therein. With respect to the other executive officers of the Company, their compensation during the year ended December 31, 2000 was determined by the Chairman and the Chief Executive Officer.

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

                                                                             Number             Percent
                                Name                                     of Shares (1)          of Class
------------------------------------------------------------------------------------------------------------
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

(9) The address of such stockholder is c/o Fountain View, Inc., 2600 West Magnolia Boulevard, Burbank, CA 91505.

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

Pre-Transaction Arrangements

Fountain View Equity Transactions

Prior to August 1, 1997, each of the corporations which is now a subsidiary of Fountain View (other than Summit and its subsidiaries) was owned directly by Mr. and Mrs. Snukal. On or about August 1, 1997, each of those corporations entered into a Stock Purchase and Contribution Agreement (the "1997 Agreement") with Mr. and Mrs. Snukal, Heritage and Fountain View providing for the recapitalization of Fountain View, the issuance of stock of Fountain View to Heritage and the restructuring of the ownership of the various corporations so that all of them became wholly-owned subsidiaries of Fountain View. In addition, under the terms of the 1997 Agreement, Mr. and Mrs. Snukal received cash payments from the investments by Heritage and loans from a senior lender in the aggregate amount of $43.7 million. The 1997 Agreement contained certain representations, warranties and covenants, and provided that Mr. and Mrs. Snukal indemnify Heritage and Fountain View for certain items.

Related Party Leases

Fountain View leases four SNFs from Mr. and Mrs. Snukal under leases entered into on August 1, 1997 pursuant to the 1997 Agreement. The leases contain rent escalation clauses based on increases in the consumer price index. Fountain View believes the terms of these leases to be at fair market value. Lease payments to these related parties under operating leases for these facilities totaled 1,861,000, $1,809,000, and $1,776,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

Medical Supply Company

Mrs. Snukal owns approximately 33% of a medical supply company that provides supplies to the Company. Payments to the medical supply company totaled $6,120,000, $2,184,000, and $478,000 for the years ended December 31, 2000,
1999, and 1998, respectively.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                                                                         Pages
                                                                                     -----------
(a)               Financial Statements and Financial Statement Schedules:

             (1)  Financial Statements:

                  Report of Independent Auditors                                              17

                  Consolidated Statements of Operations for each of the three years
                  ended December 31, 2000                                                     18

                  Consolidated Balance Sheets at December 31, 2000 and 1999               19, 20

                  Consolidated Statements of Shareholder's Equity for each of the
                  three years ended December 31, 2000                                     21, 22

                  Consolidated Statements of Cash Flows for each of the three years
                  ended December 31, 2000                                                 23, 24


                  Notes to Consolidated Financial Statements                             25 - 40

             (2)  Financial Statement Schedules:

                  II   Valuation and Qualifying Accounts                                      58

                  All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Company's consolidated financial statements and notes thereto.

 .

(3)             Exhibits

*               3.1          Certificate of Incorporation of Fountain View.

*               3.1(a)       Certificate of Amendment amending Certificate of Incorporation of
                             Fountain View filed March 27, 1998.

*               3.1(b)       Certificate of Amendment amending Certificate of Incorporation of
                             Fountain View filed May 6, 1998.

*               3.2          By-laws of Fountain View.

*               4.1          Indenture dated as of April 16, 1998 by and among Fountain View, certain subsidiaries of Fountain View, and State Street Bank and
                             Trust Company of California, N.A., as trustee, for the 11 1/4%
                             Senior Subordinated Notes due 2008.

*               4.2          Form of the Company's 11 1/4% Senior Subordinated Notes due 2008
                             (see Exhibit A-1 to Exhibit 4.1).


*                   10.1  Hancock Park Convalescent Hospital, Los Angeles, California, Lease
                          Agreement dated May 19, 1987 between La Brea Convalescent
                          Investments, and A.I.B. Corporation and Robert and Sheila Snukal;
                          Consent, Agreement, and Acknowledgment, dated July 30, 1997.

*                   10.2  Hancock Park Retirement Hotel, Los Angeles, California, Lease
                          Agreement dated May 19, 1987 between La Brea Convalescent
                          Investments, and B.I.A. Corporation and Robert and Sheila Snukal;
                          Consent, Agreement, and Acknowledgment dated July 30, 1997.

*                   10.3  Montebello Convalescent Hospital, Montebello, California, Lease
                          Agreement dated August 1, 1997 between Robert and Sheila Snukal and Elmcrest Convalescent Hospital; First Amendment to Lease,
                          dated March 27, 1998.

*                   10.4  Fountainview Convalescent Hospital, Los Angeles, California, Lease
                          Agreement dated August 1, 1997 between Robert and Sheila Snukal and Fountainview Convalescent Hospital; First Amendment to Lease,
                          dated March 27, 1998.

*                   10.5  Rio Hondo Convalescent Hospital, Montebello, California, Lease
                          Agreement dated August 1, 1997 between Robert and Sheila Snukal and Rio Hondo Nursing Center and Fountain View Holdings; First
                          Amendment to Lease, dated March 27, 1998.

*                   10.6  Sycamore Park Convalescent Hospital, Los Angeles, California,
                          Lease Agreement dated August 1, 1997 between Robert and Sheila
                          Snukal and Sycamore Park Convalescent Hospital; First Amendment to
                          Lease, dated March 27, 1998.

*                   10.7  Palmcrest Convalescent Home (now known as Palm Grove Convalescent
                          Center): Convalescent Hospital Lease, dated November 20, 1969, between Palmcrest Associates, Ltd., and Century Convalescent
                          Centers, as amended by Lease of Convalescent Hospital Facility (as amended), dated September 1, 1979, by which SHL and its appointed nominee Royalwood Convalescent Hospital, Inc. (now Summit
                          Care-California, Inc.) are substituted as lessees.

*                   10.8  Anaheim Care Center: Lease, dated June 1, 1995, between Sam Menlo,
                          Trustee of the Menlo Trust U/T/I 5/22/83 and Summit
                          Care-California, Inc., doing business as Anaheim Care Center.

*                   10.9  Sharon Care Center: Lease, dated May 1, 1987, between Jozef Nabel and Marie Gabrielle Nabel, as tenants in common, and Summit
                          Care-California, Inc.


*                  10.10  Royalwood Convalescent Hospital: Lease dated August 18, 1964, between Jack H. Cramer and Walter Lee Brown (together, as lessors)
                          and Albert J. Allasandra, as amended by Amendment to Lease and
                          Right of First Refusal to Purchase, dated May 23, 1969, by which
                          Alaric Corporation is substituted as lessee, and as further amended by Amendment to Agreement of Lease and Right of First
                          Refusal, dated November 18, 1974, and as further amended by Second
                          Amendment to Agreement of Lease and Right of First Refusal and
                          Assignment of Lease, dated July 10, 1979, by which National
                          Accommodations, Inc. (now SHL) is substituted as lessee, assigned to Summit Care Corporation by Assignment of Lease, dated March 9,
                          1992, between SHL and Summit Care Corporation.

*                  10.11  Bay Crest Convalescent Hospital: Lease, dated March 1, 1980, between South Bay Sanitarium and Convalescent Hospital and Garnet
                          Convalescent Hospital, Inc. (now Summit Care-California, Inc.),
                          and Amendment to Lease dated March 1, 1994.

*                  10.12  Brier Oak Convalescent Center: Lease Agreement, dated February 18,
                          1985, between Bernard Bubman, Arnold Friedman, Irene Weiss and
                          Sunset Motel and Development Co. (collectively, as lessors), and
                          Brier Oak Convalescent, Inc.

*                  10.13  Hemet Resident Hotel: Ground Lease dated June 25, 1980, between
                          Genes, Ltd., and SHL, assigned to Summit Care Corporation by
                          Assignment of Lease dated March 9, 1992, between SHL and Summit
                          Care Corporation.

*                  10.14  Seller Note for purchase of The Woodlands.

*                  10.15  HUD Note for purchase of The Woodlands.

*                  10.16  Phoenix Living Center Lease dated August 1, 1993, between Sierra
                          Land Group, Inc. and Summit Care Corporation; Sublease with Summit
                          Health Ltd., for Phoenix Living Center dated January 1994.

*                  10.17  Real Estate Lien Note-$3,000,000 dated September 30, 1994 and
                          Security Agreement dated September 30, 1994.

*                  10.18  Live Oak Nursing Center, George West, Texas Lease Agreement dated
                          July 19, 1991; Assignment of Lease With Option to Purchase dated
                          September 30, 1994 and Consent To Assignment Of Leasehold Estate
                          of Live Oak Nursing Center, George West, Texas dated August 15,
                          1994.

*                  10.19  Guadalupe Valley Nursing Center, Sequin, Texas Lease Agreement
                          dated February 28, 1989; Assignment Of Lease With Option To
                          Purchase dated September 30, 1994 and Consent To Assignment Of leasehold Estate Of Guadalupe Valley Nursing Center, Sequin, Texas
                          dated August 15, 1994.

*                  10.20  Omitted

*                  10.21  Limited Liability Company Agreement of APS-Summit Care Pharmacy,
                          L.L.C., dated November 30, 1996.


*                  10.22  Robert Crone-South Texas Health Care, Inc. Agreement of Purchase
                          and Sale of Assets of Briarcliff Nursing and Rehabilitation Center
                          dated November 24, 1997.

*                  10.23  Alexandria Convalescent Hospital, Los Angeles, California, Lease
                          Agreement dated November 2, 1992 between Alexandria Convalescent
                          Investments and Robert Snukal, Sheila Snukal, Manuel Padama and
                          Clair Padama; Consent, Agreement, and Acknowledgment, dated July
                          30, 1997.

*                  10.24  Lease Agreement for office space at 11900 Olympic Boulevard, Los
                          Angeles, California, dated February 1, 1995 between Douglas Emmett
                          Joint Venture and The Fountain View Management Group.

*                  10.25  Locomotion Therapy, Inc., Fresno, California, Lease Agreement,
                          dated December 18, 1996 between M.D. Bautista Developments and
                          Locomotion Therapy, Inc.

*                  10.26  Elmcrest Convalescent Hospital, El Monte, California, Lease
                          Agreement dated November 15, 1977 between Convalescent Hospital
                          Management Corporation and Elmcrest Convalescent Center, Inc.;
                          Assignment and Assumption of Lease Agreement dated May 31, 1990;
                          Consent to Assignment and Agreement, dated July 30, 1997.

*                  10.27  Monument Hill Nursing Center, Flatonia, Texas, Lease Agreement
                          dated October 20, 1986; Bill of Sale and General Warranty Deed
                          from Hobbs & Curry Family Limited Partnership to Summit Care
                          Corporation, dated September 11, 1997.

*                  10.28  Comanche Trail Nursing Home, Big Spring, Texas, Lease Agreement,
                          dated April 10, 1990, between Lloyd G. Hobbs and Select Care
                          Enterprises, Inc. (assigned to Summit Care Corporation); Consent to Assignment of Lease, dated April 10, 1990; Assignment of Lease with Option to Purchase, dated December 1, 1994; Assignment and
                          Assumption of Lease, dated September 1, 1997.

*                  10.29  Woodland Convalescent Center, Reseda, California Lease Agreement,
                          dated February 1, 1995 between Uni-Cal Associates and Summit
                          Care-California, Inc.

*                  10.30  Agreement for Development and Operation of Skilled Nursing
                          Facilities, dated May 4, 1998, between Fountain View, Inc. and
                          Baylor Health Care System; Service Mark Sublicense Agreement,
                          dated May 4, 1998, between Fountain View, Inc. and Baylor Health
                          Care System; Trademark License Agreement, dated July 24, 1997, between Baylor University and Baylor Health Care System.

*                  10.31  On Track Physical Therapy, Office Building Lease Agreement,
                          Fresno, California, dated January 31, 1997 between M.D. Bautista
                          Developments and On Track Physical Therapy, Inc.

                   10.32  Omitted

                   10.33  Omitted


**                 10.34  Agreement and Plan of Merger Among Summit Care Corporation,
                          Fountain View, Inc., FV-SCC Acquisition Corporation and Heritage
                          Fund II, L.P., dated February 6, 1998.

**                 10.35  Summit Care Corporation Special Severance Pay Plan dated February
                          6, 1998.

*                  10.36  Investment Agreement dated as of March 27, 1998 among Fountain
                          View and certain investors.

*                  10.37  Stockholders Agreement dated as of March 27, 1998 among Fountain
                          View, the existing stockholders of Fountain View and certain investors.

*                  10.38  Registration Rights Agreement dated as of March 27, 1998 among
                          Fountain View, certain stockholders of Fountain View and certain investors.

*                  10.39  Employment Agreement between Fountain View and Robert Snukal dated
                          March 27, 1998.

*                  10.40  Employment Agreement between Fountain View and Sheila Snukal dated
                          March 27, 1998.

*                  10.41  Employment Agreement between Fountain View and William Scott dated
                          March 27, 1998.

*                  10.42  Promissory Note and Pledge Agreement dated April 16, 1998 issued by William Scott to Fountain View relating to purchase of 20,000
                          Shares of Series A Common Stock.

*                  10.43  Supplemental Signature Page to Investment Agreement dated as of
                          May 4, 1998 among Fountain View, Heritage Fund II, L.P., Baylor
                          Health Care System ("Baylor") and Buckner Foundation ("Buckner").

*                  10.44  Amendment No. 1 to Stockholders Agreement dated as of May 4, 1998 among Fountain View, Heritage, Baylor, Buckner and certain other parties.

*                  10.45  Amendment No. 1 to Registration Rights Agreement dated as of May
                          4, 1998 among Fountain View, Heritage, Baylor, Buckner and certain other parties.

*                  10.46  Warrants to purchase Series C Common Stock of Fountain View issued by Fountain View to Heritage, Baylor, Buckner and certain of
                          Baylor's brokers.

*                  10.47  Credit Agreement Dated as of April 16, 1998 by and among Fountain
                          View, The Banks party thereto and the Bank of Montreal, as agent.

*                  10.48  Guaranty Agreement Dated as of April 16, 1998 by and among
                          Fountain View, the Guarantors, the Banks party thereto and Bank of
                          Montreal.


*                  10.49  Pledge Agreement Dated as of April 16, 1998 by and among Fountain
                          View, the Guarantors, the Banks party thereto and Bank of Montreal.

*                  10.50  Security Agreement Dated as of April 16, 1998 by and among
                          Fountain View, the Guarantors, the Banks party thereto and Bank of
                          Montreal.

*                  10.51  Form of Revolving Note.

*                  10.52  Form of Term Note.

***                10.53  Amendment No. 1 to Credit Agreement dated as of April 16, 1998 by and among Fountain View, the Banks party thereto and Bank of
                          Montreal, as agent.

****               10.54  Employment Agreement between Fountain View and Paul Rathbun dated
                          August 12, 1998.

****               10.55  Amendment No. 2 to Credit Agreement dated as of March 26, 1999 by and among Fountain View, the Banks party thereto and Bank of
                          Montreal, as agent.

*****              10.56  Amendment No. 3 to Credit Agreement dated as of March 22, 2000 by and among Fountain View, the Banks party thereto and Bank of
                          Montreal, as agent.

                   10.57  Amended Option Agreement dated as of August 10, 2000 by and amongst Fountain View and S&H, Inc. concerning the extension of option to purchase of land and improvements commonly known as the
                          Guadalupe Valley Nursing Center.

                   10.58  Promissory Note dated as of July 1, 2000 by and amongst Fountain
                          View, Anaheim Healthcare Center, LLC and Sun Mar Management
                          Services.

*                   21.1  List of Subsidiaries

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

** Incorporated by reference to the Company's Schedule 14D-1 (File No. 005-43592) filed with the Commission on February 13, 1998, as amended.

*** Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed with the Commission on November 16, 1998.

**** Incorporated by reference to the Company's Annual Report on Form 10-K, filed with the Commission on March 31, 1999.

***** Incorporated by reference to the Company's Annual Report on Form 10-K, filed with the Commission on March 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUNTAIN VIEW, INC.


         By          /s/ROBERT M. SNUKAL               President and Chief Executive Officer         April 13, 2001
           -------------------------------------
                      Robert M. Snukal

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

               /s/ ROBERT M. SNUKAL         President and Chief Executive Officer    April 13, 2001
         -------------------------------
                 Robert M. Snukal

                /s/ PAUL C. RATHBUN          Chief Financial Officer (Principal     April 13, 2001
         -------------------------------     Financial and Accounting Officer)
                   Paul C. Rathbun

              /s/ WILLIAM C. SCOTT           Director and Chairman of the Board     April 13, 2001
         -------------------------------
                William C. Scott

             /s/ SHEILA S. SNUKAL            Executive Vice President and Director  April 13, 2001
         -------------------------------
               Sheila S. Snukal

             /s/ KEITH ABRAHAMS              Director, President of Locomotion      April 13, 2001
         -------------------------------     Therapy, Inc. and On-Track
                Keith Abrahams               Therapy, Inc.


              /s/ MICHEL REICHERT            Director                               April 13, 2001
         -------------------------------
                Michel Reichert

             /s/ MICHAEL F. GILLIGAN         Director                               April 13, 2001
         -------------------------------
               Michael F. Gilligan

              /s/ PETER Z. HERMANN           Director                               April 13, 2001
         -------------------------------
                Peter Z. Hermann

               /s/ MARK J. JROLF             Director                               April 13, 2001
         -------------------------------
                 Mark J. Jrolf

              /s/ BOONE POWELL, JR.          Director                               April 13, 2001
         -------------------------------
                Boone Powell, Jr.

               /s/ SCOTT GROSS               Director                               April 13, 2001
         -------------------------------
                Scott Gross

                              FOUNTAIN VIEW, INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in thousands)

                                              Addition                                         Charged
                              Balance           due to       Addition due to    Charged to     to Other     Deduc-  Balance at
                            at Beginning     Acquisition        Reclass-        Costs and      Accounts     tions      End of
Description                  of Period           (1)          ification (2)      Expenses         (3)        (4)      Period
--------------------------------------------------------------------------------------------------------------------------------
Accounts Receivable:

 Year Ended December 31, 2000

 Allowance for doubtful
  accounts                     $11,840    $    -             $ (507)        $9,472          $  111        $10,955      $ 9,961

 Year Ended December 31, 1999

 Allowance for doubtful
  accounts                     $11,052    $    -             $1,960         $3,971          $  123        $ 5,266      $11,840

 Year Ended December 31, 1998

 Allowance for doubtful
  accounts                     $ 1,152    $7,918             $    -         $3,826          $   38        $ 1,882      $11,052


Notes Receivable:

 Year Ended December 31, 2000

 Allowance for loss on notes
  receivable                   $   674    $    -             $    -         $   23           $  -         $  -         $   697


 Year Ended December 31, 1999

 Allowance for loss on notes
  receivable                   $   590    $   -              $    -         $   88          $  (4)        $  -         $   674


 Year Ended December 31, 1998

 Allowance for loss on notes
  receivable                   $     -    $  618             $   -          $   66          $   -         $    94      $   590


(1)  Balance of Summit allowance at acquisition date.
(2)  Reclassification of reserves.
(3)  Recoveries of amounts written off.
(4)  Write-offs of uncollectible account.