Form 10-Q
period 2001-03-31
FOUNTAIN VIEW INC
filed 2001-05-21
CIK 1055468

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended March 31, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

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

As of May 21, 2001, the number of shares of each class of the Issuer's common stock outstanding was as follows: Series A Common Stock: 1,000,000; Series B Common Stock: 114,202; and Series C Common Stock: 20,742.


================================================================================

                               TABLE OF CONTENTS

                              FOUNTAIN VIEW, INC.


                                                                          Pages
                                                                         -------
PART I -  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Statements of Operations                      1

                  Consolidated Balance Sheets                               2, 3

                  Consolidated Statements of Cash Flows                      4

                  Notes to Consolidated Financial Statements               5 - 7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      7 - 9

         Item 3.  Quantitative and Qualitative Disclosures of Market Risk    10


PART II - OTHER INFORMATION

         Item 3.  Defaults Upon Senior Securities                            10

         Item 6.  Exhibits and Reports on Form 8-K                           10

SIGNATURES                                                                   10

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                              FOUNTAIN VIEW, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                 (In thousands)


                                                    Three Months Ended March 31,
                                                        2001           2000
                                                    ----------------------------
Net revenues                                           $76,863        $71,567

Expenses:
  Salaries and benefits                                 41,545         36,576
  Supplies                                              10,446          9,052
  Purchased services                                     8,155          6,916
  Provision for doubtful accounts                        1,179          1,063
  Other expenses                                         5,774          5,199
  Charge related to decertification of facility              -          1,698
  Rent                                                   1,380          1,304
  Rent to related parties                                  474            462
  Depreciation and amortization                          4,014          3,938
  Interest expense, net of interest income               6,235          6,142
                                                    ----------------------------
Total expenses                                          79,202         72,350
                                                    ----------------------------

Loss before income tax benefit                          (2,339)          (783)
Income tax benefit                                        (755)          (133)
                                                    ----------------------------

Net loss                                               $(1,584)       $  (650)
                                                    ============================

                            See accompanying notes.

                              FOUNTAIN VIEW, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)


                                                    March 31,      December 31,
                                                      2001            2000
                                               ---------------------------------
                                                 (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                        $     2,746      $     346
  Accounts receivable, less allowance for
    doubtful accounts of $10,475 and $9,961
    at 2001 and 2000                                    56,076         53,668
  Current portion of deferred income taxes               7,122          7,122
  Other current assets                                   6,209          6,051
                                                 -------------------------------
Total current assets                                    72,153         67,187



Property and equipment, at cost:
  Land and land improvements                            25,086         25,086
  Buildings and leasehold improvements                 218,690        218,328
  Furniture and equipment                               31,750         31,492
  Construction in progress                               1,094            618
                                                 -------------------------------
                                                       276,620        275,524
Accumulated depreciation and amortization              (38,351)       (35,282)
                                                 -------------------------------
                                                       238,269        240,242



Notes receivable, less allowance for doubtful
  accounts of  $704 and $697 at 2001 and 2000            5,245          5,507
Goodwill, net                                           54,550         55,014
Deferred financing costs, net                            8,691          9,156
Deferred income taxes                                    4,519          3,922
Other assets                                             3,870          4,440
                                                 -------------------------------

Total assets                                       $   387,297      $ 385,468
                                                 ===============================



                            See accompanying notes.

                              FOUNTAIN VIEW, INC.

                    (In thousands, except stock information)

                                                                            March 31,     December 31,
                                                                              2001            2000
                                                                         -------------------------------
                                                                           (Unaudited)
Liabilities and Shareholders' Equity
Current liabilities:
  Payable to banks                                                           $  3,044       $  3,128
  Accounts payable and accrued liabilities                                     19,050         18,004
  Employee compensation and benefits                                            8,329          7,959
  Accrued interest payable                                                      7,754          4,641
  Current portion of deferred income taxes                                        332            332
  Current maturities of long-term debt and capital leases (Note 5)            223,221        223,871
                                                                         -------------------------------
Total current liabilities                                                     261,730        257,935

Long-term debt and capital leases, less current maturities (Note 5)            17,185         17,409

Deferred income taxes                                                          30,332         30,490
                                                                         -------------------------------
Total liabilities                                                             309,247        305,834

Preferred Stock Series A, mandatorily redeemable, $0.01 par value:
  1,000,000 shares authorized, 15,000 shares issued and outstanding
  at 2001 and 2000 (liquidation preference of $15 million)                     15,000         15,000

Commitments and contingencies                                                       -              -

Shareholders' equity:
Common Stock Series A, $0.01 par value: 1,500,000 shares authorized,
  1,000,000 shares issued and outstanding at 2001 and 2000                         10             10
Common Stock Series B, $0.01 par value: 200,000 shares authorized,
  114,202 shares issued and outstanding at 2001 and 2000                            1              1
Common Stock Series C, $0.01 par value: 1,300,000 shares authorized,
  20,742 shares issued and outstanding at 2001 and 2000                             -              -

Additional paid-in capital                                                    106,488        106,488
Accumulated deficit                                                           (40,909)       (39,325)
Due from shareholder                                                           (2,540)        (2,540)
                                                                         -------------------------------
Total shareholders' equity                                                     63,050         64,634
                                                                         -------------------------------

Total liabilities and shareholders' equity                                   $387,297       $385,468
                                                                         ===============================

                            See accompanying notes.

                              FOUNTAIN VIEW, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                                               Three Months Ended
                                                                                    March 31,
                                                                            2001                2000
                                                                       -----------------------------------
Operating activities:
  Net loss                                                              $   (1,584)          $     (650)
  Adjustments to reconcile net loss to
   net cash provided by operating activities:
   Depreciation and amortization                                             4,014                3,938
   Changes in operating assets and liabilities:
      Accounts receivable                                                   (2,408)              (2,933)
      Other current assets                                                     (26)               1,135
      Accounts payable and accrued liabilities                               1,046                 (154)
      Employee compensation and benefits                                       370                   (8)
      Accrued interest payable                                               3,113                3,304
      Deferred income taxes                                                   (755)                (133)
                                                                       -----------------------------------
  Total adjustments                                                          5,354                5,149
                                                                       -----------------------------------
Net cash provided by operating activities                                    3,770                4,499
                                                                       -----------------------------------


Investing activities:
  Principal payments on notes receivable                                       132                  202
  Additions to property and equipment                                       (1,096)                (879)
  Changes in other assets                                                      560                    7
                                                                       -----------------------------------
Net cash used in investing activities                                         (404)                (670)
                                                                       -----------------------------------


Financing activities:
  Decrease in payable to bank                                                  (84)                   -
  Bank financing fee                                                            (8)                (385)
  Decrease in capital lease obligations                                       (247)                (244)
  Principal payments on long-term debt                                      (2,500)              (1,250)
  Pay down (borrowing) on revolving loan facility, net                       1,873               (1,950)
                                                                       -----------------------------------
Net cash used in financing activities                                         (966)              (3,829)
                                                                       -----------------------------------

Increase in cash and cash equivalents                                        2,400                    -
Cash and cash equivalents at beginning of period                               346                    -
                                                                       -----------------------------------
Cash and cash equivalents at end of period                              $    2,746           $        -
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

2. Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date. In the opinion of management, the unaudited financial information reflects all adjustments (all of which are of a normal recurring nature), which are considered necessary to fairly state the Company's financial position, its cash flows and the results of operations. These statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2000 as filed with the Form 10-K on April 16, 2001. The interim financial information herein is not necessarily representative of that to be expected for a full year.

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

The following table sets forth selected financial data by business segment (in thousands):

Selected Financial Data:

                                   Nursing   Therapy   Pharmacy     All
                                   Services  Services  Services    Other    Totals
                                   ------------------------------------------------
Three Months Ended March 31, 2001:

Revenues from external customers    $66,222   $ 4,447    $6,167   $    27   $76,863
Intersegment revenues                     -     6,263     1,552     2,222    10,037
                                   ------------------------------------------------
 Total revenues                     $66,222   $10,710    $7,719   $ 2,249   $86,900
                                   ================================================
Segment profit (loss)               $11,229   $ 2,347    $  345   $(4,157)  $ 9,764

Three Months Ended March 31, 2000:

Revenues from external customers    $63,229   $ 3,106    $5,181   $    51   $71,567
Intersegment revenues                     -     6,249     1,612     2,023     9,884
                                   ------------------------------------------------
 Total revenues                     $63,229   $ 9,355    $6,793   $ 2,074   $81,451
                                   ================================================

Segment profit (loss)               $11,842   $ 2,704    $  790   $(4,273)  $11,063

                                                     Three Months Ended
                                                          March 31,
                                                     2001          2000
                                                 ------------------------
Revenues:

External revenues for reportable segments          $ 76,863       $71,567
Intersegment revenues for reportable segments        10,037         9,884
Elimination of intersegment revenues                (10,037)       (9,884)
                                                 ------------------------
Total consolidated revenues                        $ 76,863       $71,567
                                                 ========================

4. Income Taxes

The income tax benefit is calculated using a federal tax rate of 34% and a blended state tax rate of 6%. The difference between the federal and blended state tax rates and the effective rate is primarily due to the non-deductible portion of goodwill.

5. Debt

The Company is required to maintain certain financial covenants and to comply with certain reporting requirements under its Term Loan and Revolving Credit Facility Agreement. For the quarter ended March 31, 2001, the Company was not in compliance with certain of these financial covenants including covenants concerning the delivery of the Company's financial statements no more than 45 days after the end of the quarter. These covenant defaults are in addition to the technical defaults more fully described in the December 31, 2000 financial statements. The Company has been unable to obtain a waiver of these defaults from its lenders under the Term Loan and Revolving Credit Facility Agreement and such lenders may, as a result of these defaults, accelerate payment of the amounts due under the credit facility. As noted in the December 31, 2000 financial statements, the Company elected to defer, for thirty days, the interest payment due April 16, 2001 on its Senior Subordinated Notes. During the deferral period, the Company was negotiating with its lenders to restructure the Term Loan and Revolving Credit Facility, with the intention of having sufficient funds available to make the interest payment on the Senior Subordinated Notes by May 15, 2001 as required. However, the Company was unable to restructure the Term Loan and Revolving Credit Facility and the interest payment on the Senior Subordinated Notes was not made on May 15, 2001 as required. As a result, the holders of the Company's Senior Subordinated Notes have the right to accelerate payment of the outstanding amounts under the notes, while the payment default continues.

The Company intends to continue discussions with its lenders, initiate discussions with the holders of its Senior Subordinated Notes, and consider all other options available to resolve this situation and achieve a result that is favorable to all parties involved. However, there can be no assurances that the Company will be able to resolve this situation and achieve such a result. Since the holders of the Company's Senior Subordinated Notes and the Company's lenders under the Term Loan and Revolving Credit Facility currently have the right to accelerate payment of these notes and the loans, respectively, the Company has classified the obligations in respect of the Senior Subordinated Notes and the loans under the Term Loan and Revolving Credit Facility as current liabilities in the accompanying financial statements.

All of the events discussed above raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible outcome of these future events.

Item 2. Management's Discussion And Analysis of Financial Condition And Results of Operations (Unaudited)

Quarter Ended March 31, 2001 Compared to Quarter Ended March 31, 2000 (Dollars in Thousands)

Net revenues increased $5,296 or 7.4% from $71,567 for the quarter ended March 31, 2000 to $76,863 for the quarter ended March 31, 2001. Total average occupancy was 82.5% for the quarter ended March 31, 2001 and 82.7% for the quarter ended March 31, 2000. Although the total average occupancy declined between quarters, net revenues increased due to greater Medicare census in the current quarter and rate increases experienced by us for both Medicare and Medicaid during the last three quarters of 2000, and increases in third party business at the therapy and pharmacy operations.

Expenses, consisting of salaries and benefits, supplies, purchased services, provision for doubtful accounts, and other expenses as a percent of net revenues increased from 82.2% of net revenues for the quarter ended March 31, 2000 to 87.3% for the quarter ended March 31, 2001. Expenses increased $8,293 or 14.1% from $58,806 for the quarter ended March 31, 2000 to $67,099 for the quarter ended March 31, 2001. This increase was primarily due to increased salaries and benefits which were 54.1% of net revenues for the quarter ended March 31, 2001 compared to 51.1% for the quarter ended March 31, 2000. The increase in salaries and benefits was due to additional personnel related to expansion of our therapy operations, increases in wages rates at our nursing facilities, certain of which were mandated by the State of California, and an increase in workers compensation expense.

Income before charge related to decertification of facility, rent, rent to related parties, depreciation and amortization and interest expense decreased $2,997 or 23.5% from $12,761 for the quarter ended March 31, 2000 to $9,764 for the quarter ended March 31, 2001 and was 12.7% of net revenues for the quarter ended March 31, 2001 compared to 17.8% for the quarter ended March 31, 2000. This decrease was largely due to a decrease in profitability at our nursing facilities due to higher operating expenses, including professional liability and workers compensation insurance. We believe the increases in workers compensation and professional liability insurance reflect a general industry trend, not supported by our own experience.

In December 2000, we obtained a new provider agreement from both the Medicare and Medicaid Programs for the facility that had been decertified. As a result, there is no charge related to decertification of facility for the quarter ended March 31, 2001 compared to a charge of $1,698 for the quarter ended March 31, 2000.

Rent, rent to related parties, depreciation and amortization and interest expense increased $257 or 2.2% from $11,846 for the quarter ended March 31, 2000 to $12,103 for the quarter ended March 31, 2001.

Net loss was $1,584 for the quarter ended March 31, 2001 compared to a net loss of $650 for the quarter ended March 31, 2000.

Selected statistics are shown below:

                                                 2001       2000    (Decrease)
                                               --------------------------------

Facilities in operation at:
 March 31                                          50         50            -


Nursing center beds at:
 March 31                                       6,032      6,032            -


Assisted living beds at:
 March 31                                         700        700            -


Total beds at:
 March 31                                       6,732      6,732            -


Total occupancy:
 First quarter                                   82.5%      82.7%        (0.2)%


Nursing center occupancy:
 First quarter                                   84.3%      84.4%        (0.1)%


Assisted living center occupancy:
 First quarter                                   66.2%      68.6%        (2.4)%


Liquidity and Capital Resources (Dollars in Thousands)

Going Concern Issues

Under the Term Loan and Revolving Credit Facility Agreement, we are required to maintain certain financial covenants and to comply with certain reporting requirements. For the quarter ended March 31, 2001, we were not in compliance with certain of these financial covenants and will not be able to deliver our financial statements within 45 days after the end of the quarter, as required under the agreement. These covenant defaults are in addition to the technical defaults more fully described in the December 31, 2000 financial statements. We have been unable to obtain a waiver of these defaults from our lenders and such lenders may, as a result of these defaults, accelerate payment of the amounts due under the credit facility. As noted in the December 31, 2000 financial statements, we elected to defer, for thirty days, the interest payment due April 16, 2001 on our Senior Subordinated Notes. During the deferral period, we were working with our lenders to restructure the Term Loan and Revolving Credit Facility, with the intention of having sufficient funds available to make the interest payment on the Senior Subordinated Notes by May 15, 2001. However, we were unable to restructure the Term Loan and Revolving Credit Facility and the interest payment on the Senior Subordinated Notes was not made on May 15, 2001 as required. As a result, the holders of our Senior Subordinated Notes have the right to accelerate payment of these Notes, while the payment default continues.

We intend to continue discussions with our lenders, initiate discussions with holders of our Senior Subordinated Notes, and consider all other options available to resolve this situation and achieve a result that is favorable to all parties involved. However, there can be no assurance that we will achieve such a result. Since the holders of our Senior Subordinated Notes currently have the right to accelerate payment of these notes and the loans respectively, we have classified the obligations in respect of the Senior Subordinated Notes and the loans under the Term Loan and Revolving Credit Facility as current liabilities in the accompanying financial statements.

We believe we will be able to generate sufficient cash flow from operations to meet our normal ongoing operating needs exclusive of future principal payments on the Term Loan Facility, and the past due interest on the Senior Subordinated Notes.

All of the events discussed above raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible outcome of these events.

Other

At March 31, 2001, we had $2,746 in cash and cash equivalents and a working capital deficiency of $189,577, after the reclassification of certain of our debt to current as discussed above, compared to $346 in cash and cash equivalents and working capital deficiency of $190,748 at December 31, 2000.

Net cash provided by operating activities decreased $729 from $4,499 for the three months ended March 31, 2000 to $3,770 for the three months ended March 31, 2001. This decrease was primarily due to an increase in net loss between quarters.

Long-term debt, including current maturities, totaling $240,406 at March 31, 2001, consisted of mortgage and capital lease obligations of $18,033, a Term Loan Credit Facility of $75,000, Senior Subordinated Notes of $120,000, and borrowings on our Revolving Loan Facility of $27,373.

We had $2,127 in available borrowings on our revolving loan facility at March 31, 2001 after giving effect to a $500 outstanding letter of credit relating to a previous year's workers' compensation program. As a result of the defaults mentioned in the preceding paragraphs, we do not have access to the unused portion of the revolving loan facility until the defaults are cured or a waiver is obtained from the Senior Bank Group. We believe we currently have sufficient cash available and will generate sufficient additional cash to meet our operating and ongoing capital replacement needs, exclusive of certain future scheduled principal payments and the past due interest on the Senior Subordinated Notes discussed in the preceding paragraphs.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to future events or our future financial performance including, but not limited to, statements contained in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations". These forward-looking statements may include, among other things, the success of our business strategy, our ability to develop and expand its business in regional markets, our ability to increase the level of sub-acute and specialty medical care it provides, the effects of government regulation and healthcare reform, litigation, our anticipated future revenues and additional revenue opportunities, capital spending and financial resources, our liquidity demands, our ability to meet our liquidity needs, and other statements contained in this Quarterly Report on Form 10-Q that are not historical facts. Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate and, as a result, the forward-looking statements based on those assumptions also could be materially incorrect. Readers are cautioned that such forward-looking statements, which may be identified by words including "anticipates," "believes," "intends," "estimates," "plans," and other similar expressions, are only predictions or estimations and are subject to known and unknown risks and uncertainties, over which we have little or no control. In evaluating such statements, readers should consider the various factors identified above which could cause actual events, performance or results to differ materially from those indicated by such statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Certain of our debt obligations are sensitive to changes in interest rates. The rates on the term loan credit and revolving loan facilities, which both bear interest at LIBOR plus an applicable margin, are reset at various intervals, thus limiting their risk. We have not experienced significant changes in market risk due to the relative stability of interest rates during the three months ended March 31, 2001.



                          PART II - OTHER INFORMATION

Item 3. Defaults Upon Senior Securities

We are currently in default in the payment of our Senior Subordinated Notes in the amount of $6,750,000, which was due on April 16, 2001. The total amount of interest on our Senior Subordinated Notes in arrears, including any additional interest, penalties and charges, on the date of this report is approximately $6,830,000.

Item 6. Exhibits and Reports on Form 8-K

We did not file any reports on Form 8-K during the three months ended March 31, 2001.


                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


FOUNTAIN VIEW, INC.


Date:  May 21, 2001                   By:         /s/PAUL C. RATHBUN
                                         -------------------------------------
                                                     Paul C. Rathbun
                                          Executive Vice President - Finance,
                                         Chief Financial Officer and Treasurer
                                              (Principal Financial and
                                                 Accounting Officer)

Date:  May 21, 2001                   By:          /s/RICHARD KAM
                                         -------------------------------------
                                                      Richard Kam
                                          Senior Vice President - Finance and
                                                  Assistant Secretary