Form 10-Q
period 2001-06-30
FOUNTAIN VIEW INC
filed 2001-08-14
CIK 1055468

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended June 30, 2001

                                       OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

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

As of August 14, 2001, the number of shares of each class of the Issuer's common stock outstanding was as follows: Series A Common Stock: 1,000,000; Series B Common Stock: 114,202; and Series C Common Stock: 20,742.

================================================================================

                               TABLE OF CONTENTS

                              FOUNTAIN VIEW, INC.



                                                                        Pages
                                                                        -----
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Statements of Operations                     1

                  Consolidated Balance Sheets                             2-3

                  Consolidated Statements of Cash Flows                     4

                  Notes to Consolidated Financial Statements            5 - 7

         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results                    8 - 11
                    of Operations

         Item 3.  Quantitative and Qualitative Disclosures about
                    Market Risk                                            11


PART II - OTHER INFORMATION

         Item 3.  Defaults Upon Senior Securities                          11

         Item 5.  Other Information                                        11

         Item 6.  Exhibits and Reports on Form 8-K                         11

SIGNATURES                                                                 12

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                              FOUNTAIN VIEW, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                (In thousands)


                                                            Three Months Ended        Six Months Ended
                                                                   June 30,                 June 30,
                                                               2001        2000         2001         2000
                                                        -------------------------------------------------
Net revenues                                                $78,554     $71,548     $155,417     $143,115

Expenses:
 Salaries and benefits                                       42,988      37,534       84,533       74,110
 Supplies                                                    10,772       9,334       21,218       18,386
 Purchased services                                           7,974       7,000       16,129       13,916
 Provision for doubtful accounts                              1,273       1,093        2,452        2,156
 Other expenses                                               7,119       5,774       12,893       10,973
 Charge related to decertification of facility                    -       1,715            -        3,413
 Rent                                                         1,382       1,331        2,762        2,635
 Rent to related parties                                        474         462          948          924
 Facility closing costs                                       4,123           -        4,123            -
 Depreciation and amortization                                4,099       3,996        8,113        7,934
 Interest expense, net of interest income                     6,238       6,237       12,473       12,379
                                                        -------------------------------------------------
Total expenses                                               86,442      74,476      165,644      146,826
                                                        -------------------------------------------------
Loss before income tax benefit                               (7,888)     (2,928)     (10,227)      (3,711)
Income tax benefit                                                -        (990)        (755)      (1,123)
                                                        -------------------------------------------------
Net loss                                                    $(7,888)    $(1,938)    $ (9,472)    $ (2,588)
                                                        =================================================



                            See accompanying notes.

                              FOUNTAIN VIEW, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                 June 30,     December 31,
                                                   2001           2000
                                                --------------------------
                                                (Unaudited)
Assets
Current assets:
 Cash and cash equivalents                      $  1,255          $    346
 Accounts receivable, less allowance for
  doubtful accounts of $10,737 and
  $9,961 at 2001 and 2000                         55,075            53,668

 Current portion of deferred income taxes          7,122             7,122
 Other current assets                              8,572             6,051
                                                --------------------------
Total current assets                              72,024            67,187

Property and equipment, at cost:
 Land and land improvements                       25,089            25,086
 Buildings and leasehold improvements            216,844           218,328
 Furniture and equipment                          31,598            31,492
 Construction in progress                          1,541               618
                                                --------------------------
                                                 275,072           275,524
Accumulated depreciation and amortization        (41,012)          (35,282)
                                                --------------------------
                                                 234,060           240,242
Notes receivable, less allowance for
 doubtful accounts of  $710 and $697 at
 2001 and 2000                                     4,434             5,507

Goodwill, net                                     54,088            55,014
Deferred financing costs, net                      9,168             9,156
Deferred income taxes                              3,922             3,922
Other assets                                       4,145             4,440
                                                --------------------------
Total assets                                    $381,841          $385,468
                                                ==========================

                            See accompanying notes.

                              FOUNTAIN VIEW, INC.

                   (In thousands, except stock information)


                                                          June 30,          December 31,
                                                            2001                2000
                                                        ---------------------------------
                                                         (Unaudited)
Liabilities and Shareholders' Equity
Current liabilities:
 Payable to banks                                       $  3,888                 $  3,128
 Accounts payable and accrued liabilities                 18,561                   18,004
 Employee compensation and benefits                        8,466                    7,959
 Accrued interest payable                                  9,784                    4,641
 Current portion of deferred income taxes                    332                      332
 Current maturities of long-term debt and
   capital leases (Note 5)                               223,111                  223,871
                                                        ---------------------------------
Total current liabilities                                264,142                  257,935
Long-term debt and capital leases, less
  current maturities (Note 5)                             17,047                   17,409
Deferred income taxes                                     30,490                   30,490
                                                        ---------------------------------
Total liabilities                                        311,679                  305,834

Preferred Stock Series A, mandatorily redeemable,
 $0.01 par value:  1,000,000 shares authorized,
 15,000 shares issued and outstanding at 2001
 and 2000 (liquidation preference of $15 million)         15,000                   15,000

Commitments and contingencies                                  -                        -

Shareholders' equity:
Common Stock Series A, $0.01 par value:
 1,500,000 shares authorized,
 1,000,000 shares issued
 and outstanding at 2001 and 2000                             10                       10

Common Stock Series B, $0.01 par value:
 200,000 shares authorized, 114,202 shares
 issued and outstanding at 2001 and 2000                       1                        1

Common Stock Series C, $0.01 par value:
 1,300,000 shares authorized, 20,742
 shares issued and outstanding at 2001 and 2000                -                        -

Additional paid-in capital                               106,488                  106,488
Accumulated deficit                                      (48,797)                 (39,325)
Due from shareholder                                      (2,540)                  (2,540)
                                                        ---------------------------------
Total shareholders' equity                                55,162                   64,634
                                                        ---------------------------------
Total liabilities and shareholders' equity              $381,841                 $385,468
                                                        =================================

                            See accompanying notes.

                              FOUNTAIN VIEW, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                                                   Six Months Ended
                                                                                        June 30,
                                                                               2001                 2000
                                                                           --------------------------------
Operating activities:
 Net loss                                                                  $(9,472)                 $(2,588)
 Adjustments to reconcile net loss to net cash
  provided by operating activities:
   Depreciation and amortization                                             8,113                    7,934
   Write down of fixed assets related to facility closing                    2,274                        -
   Changes in operating assets and liabilities:
     Accounts receivable                                                    (1,407)                    (397)
     Other current assets                                                     (877)                     376
     Accounts payable and accrued liabilities                                  590                    1,469
     Employee compensation and benefits                                        507                     (430)
     Accrued interest payable                                                5,143                      742
     Income taxes receivable                                                  (869)                       -
     Deferred income taxes                                                       -                   (1,123)
                                                                           --------------------------------
 Total adjustments                                                          13,474                    8,571
                                                                           --------------------------------
Net cash provided by operating activities                                    4,002                    5,983
                                                                           --------------------------------
Investing activities:
 Principal payments on notes receivable                                        267                      256
 Additions to property and equipment                                        (2,318)                  (1,744)
 Changes in other assets                                                       278                     (211)
                                                                           --------------------------------
Net cash used in investing activities                                       (1,773)                  (1,699)
                                                                           --------------------------------
Financing activities:
 Increase in payable to bank                                                   760                        -
 Additions to deferred financing costs                                        (958)                    (416)
 Decrease in capital lease obligations                                        (495)                    (468)
 Principal payments on long-term debt                                       (2,500)                  (3,750)
 Borrowing on revolving loan facility, net                                   1,873                      350
                                                                           --------------------------------
Net cash used in financing activities                                       (1,320)                  (4,284)
                                                                           --------------------------------
Increase in cash and cash equivalents                                          909                        -
Cash and cash equivalents at beginning of period                               346                        -
                                                                           --------------------------------
Cash and cash equivalents at end of period                                 $ 1,255                 $      -
                                                                           ================================



                            See accompanying notes.

                              FOUNTAIN VIEW, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                 (In thousands)

1. Description of Business

Fountain View, Inc. ("Fountain View" or "Company") is a leading operator of long-term care facilities and a leading provider of a full continuum of post-acute care services, with a strategic emphasis on sub-acute specialty medical care. Fountain View operates a network of facilities in California and Texas, including 43 skilled nursing facilities ("SNFs") that offer sub-acute, rehabilitative and specialty medical skilled nursing care, as well as six assisted living facilities ("ALFs") that provide room and board and social services in a secure environment. In addition, Fountain View provides a variety of high-quality ancillary services such as physical, occupational and speech therapy in Fountain View-operated facilities and unaffiliated facilities. Fountain View also operates three institutional pharmacies (one of which is a joint venture), which serve acute care hospitals as well as SNFs and ALFs, both affiliated and unaffiliated with Fountain View, an outpatient therapy clinic and a durable medical equipment ("DME") company.

2. Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date. In the opinion of management, the unaudited financial information reflects all adjustments (all of which are of a normal recurring nature), which are considered necessary to fairly state the Company's financial position, its cash flows and the results of operations. These statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2000 as filed on Form 10-K on April 16, 2001. The interim financial information herein is not necessarily representative of that to be expected for a full year.

3. Business Segments

The Company has three reportable segments: nursing services, therapy services, and pharmacy services. The Company's reportable segments are business units that offer different services and products. The reportable segments are each managed separately due to the nature of the services provided or the products sold.

The Company evaluates performance and allocates resources based on an efficient and cost-effective operating model which maximizes profitability and the quality of care provided across the Company's entire facility network. Certain of Fountain View's facilities are leased, under operating leases, and not owned. Accordingly, earnings before interest, taxes, depreciation, amortization and rent is used to determine and evaluate segment profit or loss. Facility closing costs are also not considered in evaluating the segment profit (loss) and are thus excluded from the following table of selected financial data. Corporate overhead is not allocated for purposes of determining segment profit or loss, and is included, along with the Company's DME subsidiary in the "all other" category in the selected segment financial data that follows. Intersegment revenues are recorded at the Company's cost plus standard mark-up; intersegment profit and loss has been eliminated in consolidation.

The following table sets forth selected financial data by business segment:

Selected Financial Data:

                                                  Nursing         Therapy        Pharmacy
                                                 Services        Services        Services        All Other         Totals
                                                 ----------------------------------------------------------------------------
Six Months Ended June 30, 2001:

Revenues from external customers                    $133,531         $ 9,112         $12,708         $    66         $155,417
Intersegment revenues                                      -          12,234           3,089           4,461           19,784
                                                 ----------------------------------------------------------------------------
 Total revenues                                     $133,531         $21,346         $15,797         $ 4,527         $175,201
                                                 ============================================================================
Segment profit (loss)                               $ 22,056         $ 4,054         $   671         $(8,589)        $ 18,192

Six Months Ended June 30, 2000:

Revenues from external customers                    $125,341         $ 7,192         $10,485         $    97         $143,115
Intersegment revenues                                      -          12,153           2,992           4,057           19,202
                                                 ----------------------------------------------------------------------------
 Total revenues                                     $125,341         $19,345         $13,477         $ 4,154         $162,317
                                                 ============================================================================

Segment profit (loss)                               $ 22,120         $ 5,201         $ 1,281         $(8,441)        $ 20,161

                                                              Six Months Ended
                                                                   June 30,
                                                               2001       2000
                                                           ---------------------
Revenues:

External revenues for reportable segments                  $155,417     $143,115
Intersegment revenues for reportable segments                19,784       19,202
Elimination of intersegment revenues                        (19,784)     (19,202)
                                                           ---------------------
Total consolidated revenues                                $155,417     $143,115
                                                           =====================

4. Income Taxes

The income tax benefit is calculated using a federal tax rate of 34% and a blended state tax rate of 6%. The difference between the federal and blended state tax rates and the effective rate is primarily due to the non-deductible portion of goodwill. The Company has not recorded any increase to its deferred tax asset in the second quarter of 2001 due to continuing losses and because the Company has not met the more likely than not criteria under SFAS No. 109, "Accounting for Income Taxes".

5. Debt

The Company is required to maintain certain financial covenants and to comply with certain reporting requirements under its Term Loan and Revolving Credit Facility Agreement. For the quarter ended June 30, 2001, the Company was not in compliance with certain of these financial covenants. These covenant defaults are in addition to the technical defaults more fully described in the Company's December 31, 2000 financial statements. In addition, the Company was unable to make the June 30, 2001 scheduled principal payment of $5,000 under the Term Loan Facility. The Company has not yet obtained a waiver of any of these defaults from its lenders under its Term Loan and Revolving Credit Facility Agreement and such lenders may, as a result of these defaults, accelerate payment of the amounts due under the credit facility. Also, the Company was unable to make a required interest payment of $6,750 on its Senior Subordinated Notes, which was due on May 15, 2001 (after giving effect to the Company's election to defer this payment for 30 days). As a result, the holders of the Company's Senior Subordinated Notes have the right, while this payment default continues, to accelerate payment of the total outstanding amount under the notes. In July 2001, the Company received an acceleration notice from the holders of its Senior Subordinated Notes, however, no additional steps have been taken by such holders to collect the outstanding amounts under the notes in connection with this acceleration.

The Company intends to continue discussions with its lenders and the holders of its Senior Subordinated Notes, and consider all other options available to resolve this situation and achieve a result that is favorable to all interested parties. However, there can be no assurances that the Company will be able to
resolve this situation and achieve such a result.   Since the holders of the
Company's Senior Subordinated Notes provided an acceleration notice to the Company and since the Company's lenders under the Term Loan and Revolving Credit Facility currently have the right to accelerate payment of the outstanding amount of the loans, the Company has classified the obligations in respect of the Senior Subordinated Notes and the loans under the Term Loan and Revolving Credit Facility as current liabilities in the accompanying financial statements.

All of the events discussed above raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible outcome of these future events.

6. Deferred Financing Costs

The Company has been engaged in discussions with the holders of its Senior Subordinated Notes and the lenders under its Term Loan and Revolving Credit Facility to restructure its debt. As of June 30, 2001, the Company has incurred costs related to these restructuring efforts of $958. These costs have been deferred in the accompanying financial statements. Should the discussions result in a restructuring of debt, these costs and any future costs that may be incurred in connection with such restructuring will be amortized over the term of the restructured debt. Should a restructuring of the debt of the Company not occur, these costs will be expensed.

7. Facility Closing Costs

In June 2001, the Company closed a facility that it operated in Arizona resulting in a second quarter charge of $4,123. These facility closing costs include the write off of leasehold improvements and equipment of $2,274, estimated future lease payments of $954, and other costs of $895.

8. Contingent Liability

In June 2001, a judge affirmed a verdict for a $5,800 judgment against the Company in a professional liability case. Counsel for the Company has opined that the verdict is fully covered by insurance. Consequently, the Company has not accrued any amount related to this contingency as of June 30, 2001. The Company has requested the insurance company post a bond to proceed with the appeal. To date, the insurance company has declined to post the bond because they are contesting their obligations in this matter. The Company does not have the financial resources to post the appeal bond. The Company and plaintiffs counsel have entered into a standstill agreement through August 14, 2001 under which the plaintiffs have agreed not to attempt to exercise on the judgment. Settlement discussions are in process, however, if this matter is not favorably resolved and the plaintiffs lawyers attempt to exercise on the judgment, the Company would have to consider other alternatives, including seeking bankruptcy court protection in order to stay the judgment.

9. New Accounting Pronouncement

In June 2001, the Financial Accounting Standards Board voted to approve the issuance of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". This statement significantly changes the manner in which intangible assets are amortized. Among other provisions, goodwill and other intangible assets with indefinite useful lives acquired prior to June 30, 2001 will no longer be amortized, rather they will be reviewed annually, or more frequently if impairment indicators arise, for impairment. Calendar year-end companies are required to adopt SFAS No. 142 on January 1, 2002.

While the Company has not yet evaluated the effect that the adoption of SFAS No. 142 may have, there is the potential that it could have a significant negative impact on the Company's financial position when adopted.

Item 2. Management's Discussion And Analysis of Financial Condition And Results of Operations (Unaudited)

Quarter Ended June 30, 2001 Compared to Quarter Ended June 30, 2000 (Dollars in Thousands)

Net revenues increased $7,006 or 9.8% from $71,548 for the quarter ended June 30, 2000 to $78,554 for the quarter ended June 30, 2001. Total average occupancy was 81.8% for the quarter ended June 30, 2001 and 81.9% for the quarter ended June 30, 2000. Although the total average occupancy declined slightly between quarters, net revenues increased due to greater Medicare census in the current quarter and rate increases experienced by us for both Medicare and Medicaid, and increases in third party business at the therapy and pharmacy operations.

Expenses, consisting of salaries and benefits, supplies, purchased services, provision for doubtful accounts, and other expenses, as a percent of net revenues, increased from 84.9% of net revenues for the quarter ended June 30, 2000 to 89.3% for the quarter ended June 30, 2001. Expenses increased $9,391 or 15.5% from $60,735 for the quarter ended June 30, 2000 to $70,126 for the quarter ended June 30, 2001. This increase was primarily due to increased salaries and benefits which were 52.5% of net revenues for the quarter ended June 30, 2000 compared to 54.7% for the quarter ended June 30, 2001. The increase in salaries and benefits was due to additional personnel related to expansion of our therapy operations, increases in staffing level and wages rates at our nursing facilities, certain of which were mandated by the State of California, and an increase in workers compensation costs.

Income before facility closing costs, charges related to the decertification of a facility, rent, rent to related parties, depreciation and amortization and interest expense decreased $2,385 or 22.1% from $10,813 for the quarter ended June 30, 2000 to $8,428 for the quarter ended June 30, 2001 and was 10.7% of net revenues for the quarter ended June 30, 2001 compared to 15.1% for the quarter ended June 30, 2000. This decrease was largely a result of a decrease in profitability at our nursing facilities and our therapy operation due to higher operating expenses, including labor costs and professional liability and workers compensation insurance costs.

In June 2001, we closed a facility that we operated in Arizona, which resulted in a charge of $4,123 for the quarter ended June 30, 2001.

In December 2000, we obtained a new provider agreement from both the Medicare and Medicaid Programs for our facility that had been decertified. As a result, there is no charge related to the decertification of this facility for the quarter ended June 30, 2001 compared to a charge of $1,715 for the quarter ended June 30, 2000.

Rent, rent to related parties, depreciation and amortization and interest expense increased $167 or 1.4% from $12,026 for the quarter ended June 30, 2000 to $12,193 for the quarter ended June 30, 2001.

Net loss was $7,888 for the quarter ended June 30, 2001 compared to a net loss of $1,938 for the quarter ended June 30, 2000.


Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000 (Dollars in Thousands)

Net revenues increased $12,302 or 8.6% from $143,115 for the six months ended June 30, 2000 to $155,417 for the six months ended June 30, 2001. Total average occupancy was 82.1% for the six months ended June 30, 2001 and 82.3% for the six months ended June 30, 2000. Although the total average occupancy declined slightly over this period, net revenues increased due to greater Medicare census, rate increases in both Medicare and Medicaid, and increases in third party business at our therapy and pharmacy operations.

Expenses, consisting of salaries and benefits, supplies, purchased services, provision for doubtful accounts, and other expenses as a percent of net revenues increased from 83.5% of net revenues for the six months ended June 30, 2000 to 88.3% for the six months ended June 30, 2001. Expenses increased $17,684 or 14.8% from $119,541 for the six months ended June 30, 2000 to $137,225 for the six months ended June 30, 2001. This increase was primarily due to increased salaries and benefits which were 51.8% of net revenues for the six months ended June 30, 2000 compared to 54.4% for the six months ended June 30, 2001. The increase in salaries and benefits was due to additional personnel related to expansion of our therapy operations, increases in staffing level and wages rates at our nursing facilities, certain of which were mandated by the State of California, and an increase in workers compensation costs.

Income before facility closing costs, charges related to decertification of facility, rent, rent to related parties, depreciation and amortization and interest expense decreased $5,382 or 22.8% from $23,574 for the six months ended June 30, 2000 to $18,192 for the six months ended June 30, 2001 and was 11.7% of net revenues for the six months ended June 30, 2001 compared to 16.5% for the six months ended June 30, 2000. This decrease was largely due to a decrease in profitability at our nursing facilities and our therapy operation due to higher operating expenses, including labor costs and professional liability and workers compensation insurance costs.

In June 2001, we closed a facility that we operated in Arizona. As a result, there is a charge of $4,123 for the six months ended June 30, 2001.

In December 2000, we obtained a new provider agreement from both the Medicare and Medicaid Programs for our facility that had been decertified. As a result, there is no charge related to the decertification of this facility for the six months ended June 30, 2001 compared to a charge of $3,413 for the six months ended June 30, 2000.

Rent, rent to related parties, depreciation and amortization and interest expense increased $424 or 1.8% from $23,872 for the six months ended June 30, 2000 to $24,296 for the six months ended June 30, 2001.

Net loss was $9,472 for the six months ended June 30, 2001 compared to a net loss of $2,588 for the six months ended June 30, 2000.

Selected statistics are shown below:

                                         2001           2000       (Decrease)
                                       --------------------------------------
Facilities in operation at:
 March 31                                  50             50            -
 June 30                                   49             50           (1)

Nursing center beds at:
 March 31                               6,032          6,032            -
 June 30                                5,882          6,032         (150)

Assisted living beds at:
 March 31                                 700            700            -
 June 30                                  700            700            -

Total beds at:
 March 31                               6,732          6,732            -
 June 30                                6,582          6,732         (150)

Total occupancy:
 First quarter                           82.5%          82.7%       (0.2)%
 Second quarter                          81.8%          81.9%       (0.1)%

Nursing center occupancy:
 First quarter                           84.3%          84.4%       (0.1)%
 Second quarter                          83.5%          83.5%           -

Assisted living center occupancy:
 First quarter                           66.2%          68.6%       (2.4)%
 Second quarter                          66.6%          68.8%       (2.2)%

Liquidity and Capital Resources (Dollars in Thousands)

Going Concern Issues

We are required to maintain certain financial covenants and to comply with certain reporting requirements under our Term Loan and Revolving Credit Facility Agreement. For the quarter ended June 30, 2001, we were not in compliance with
certain of these financial covenants.    These covenant defaults are in addition
to the technical defaults more fully described in our December 31, 2000 financial statements. In addition, we were unable to make the June 30, 2001 scheduled principal payment of $5,000 under the Term Loan Facility. We have not yet obtained a waiver of any of these defaults from our lenders under our Term Loan and Revolving Credit Facility Agreement and such lenders may, as a result of these defaults, accelerate payment of the amounts due under the credit facility. Also, we were unable to make a required interest payment of $6,750 on our Senior Subordinated Notes, which was due on May 15, 2001 (after giving the effect to our election to defer this payment for 30 days). As a result, the holders of our Senior Subordinated Notes have the right, while the payment default continues, to accelerate payment of the total outstanding amount under the notes. In July 2001, we received an acceleration notice from the holders of our Senior Subordinated Notes, however, no additional steps have been taken by such holders to collect the outstanding amounts under the notes in connection with this acceleration.

We intend to continue discussions with our lenders and the holders of our Senior Subordinated Notes, and consider all other options available to resolve this situation and achieve a result that is favorable to all interested parties.
However, there can be no assurances that we will achieve such a result.   Since
the holders of our Senior Subordinated Notes provided an acceleration notice to us and since our lenders under the Term Loan and Revolving Credit Facility currently have the right to accelerate payment on the outstanding amount of these loan, we have classified the obligations in respect of the Senior Subordinated Notes and the loans under the Term Loan and Revolving Credit Facility as current liabilities in the accompanying financial statements.

We believe we will be able to generate sufficient cash flow from operations to meet our normal ongoing operating needs exclusive of future principal payments on the Term Loan Facility, and the principal and interest due on the Senior Subordinated Notes. However, given our declining operating results and the relatively small existing cash balances, there can be no assurance that we will be able to meet such obligations.

All of the events discussed above raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible outcome of these events.


Other

At June 30, 2001, we had $1,255 in cash and cash equivalents and a working capital deficiency of $192,118, after the reclassification of certain of our debt to current as discussed above, compared to $346 in cash and cash equivalents and working capital deficiency of $190,748 at December 31, 2000.

Net cash provided by operating activities decreased $1,981 from $5,983 for the six months ended June 30, 2000 to $4,002 for the six months ended June 30, 2001. This decrease was primarily due to an increase in net loss between quarters.

Long-term debt, including current maturities, totaling $240,158 at June 30, 2001, consisted of mortgage and capital lease obligations of $17,785, a Term Loan Credit Facility of $75,000, Senior Subordinated Notes of $120,000, and borrowings on our Revolving Loan Facility of $27,373.

We had $2,127 in available borrowings on our revolving loan facility at June 30, 2001 after giving effect to a $500 outstanding letter of credit relating to a previous year's workers' compensation program. As a result of the defaults mentioned in the preceding paragraphs, we do not have access to the unused portion of the revolving loan facility until the defaults are cured or a waiver is obtained from the Senior Bank Group.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Certain of our debt obligations are sensitive to changes in interest rates. The rates on the term loan credit and revolving loan facilities, which both bear interest at LIBOR plus an applicable margin, are reset at various intervals, thus limiting their risk. We have not experienced significant changes in market risk due to the relative stability of interest rates during the six months ended June 30, 2001.


                          PART II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities (Dollars in Thousands)

We are currently in default in the payment of interest on our Senior Subordinated Notes in the amount of $6,750, which was due on April 16, 2001. The total amount of interest on our Senior Subordinated Notes in arrears, including any additional interest, penalties and charges, on the date of this
report is approximately $7,026.   In addition, we are currently in default on
the payment of principal due under our Term Loan Facility. The total amount of principal in arrears under our Term Loan Facility, including any additional interest, penalties and charges, on the date of this report is $5,000.

Item 5. Other Information

Our Chief Financial Officer, Paul C. Rathbun, has resigned effective August 17, 2001. Richard Kam, our Senior Vice President of Finance and Administration, will assume these responsibilities on an interim basis.

Item 6. Exhibits and Reports on Form 8-K

We did not file any reports on Form 8-K during the six months ended June 30, 2001.

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


FOUNTAIN VIEW, INC.



Date:  August 14, 2001                 By:  /s/ PAUL C. RATHBUN
                                           ------------------------------------
                                           Paul C. Rathbun
                                           Executive Vice President - Finance,
                                           Chief Financial Officer and Treasurer
                                           (Principal Financial and
                                           Accounting Officer)


Date:  August 14, 2001                 By:  /s/ RICHARD KAM
                                           -------------------------------
                                           Richard Kam
                                           Senior Vice President - Finance and
                                           Assistant Secretary