Form 10-Q
period 2003-09-30
SKILLED HEALTHCARE GROUP INC
filed 2003-11-14
CIK 1055468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 333-57279

Skilled Healthcare Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	95-4644784
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

27442 Portola Parkway, Suite 200, Foothill Ranch, CA 92610
(Address of principal executive offices) (Zip Code)

(949) 282-5800
(Registrant’s telephone number, including area code)

Fountain View, Inc.
2600 W. Magnolia Blvd., Burbank, CA 91505-3031
(818) 841-8750
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12,13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under plan confirmed by a court. Yes ☒ No ☐

     As of September 30, 2003, the issuer had 1,193,586 shares of common stock and 15,000 shares of Series A preferred stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
EXHIBIT 3.1.1
EXHIBIT 3.1.2
EXHIBIT 4.1
EXHIBIT 4.2
EXHIBIT 4.3
EXHIBIT 4.4.1
EXHIBIT 4.4.2
EXHIBIT 4.5
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 10.5
EXHIBIT 10.6
EXHIBIT 10.7
EXHIBIT 10.8
EXHIBIT 10.9
EXHIBIT 10.10
EXHIBIT 10.11
EXHIBIT 10.12
EXHIBIT 10.13
EXHIBIT 10.14
EXHIBIT 10.15
EXHIBIT 10.16
EXHIBIT 10.17
EXHIBIT 10.18
EXHIBIT 10.19
EXHIBIT 10.20
EXHIBIT 10.21
EXHIBIT 10.22
EXHIBIT 10.23
EXHIBIT 10.24
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

SKILLED HEALTHCARE GROUP, INC.

Form 10-Q
For the Period Ended September 30, 2003

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SKILLED HEALTHCARE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	September 30, 2003	December 31, 2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$—	$20,498
Accounts receivable, net of allowance for doubtful accounts of $13,419 in 2003 and $17,315 in 2002	37,597	43,821
Current portion of notes receivable	1,106	2,126
Other current assets	7,952	9,211

Total current assets	46,655	75,656
Property and equipment, net	156,198	147,801
Other assets:
Notes receivable, net of allowance for doubtful accounts of $1,983 in 2003 and $2,035 in 2002	5,178	2,049
Deferred financing costs	4,255	5,411
Goodwill and other Intangible assets, net	20,507	20,312
Other assets	21,650	6,526

Total other assets	51,590	34,298

Total assets	$254,443	$257,755

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$24,290	$8,715
Borrowings payable under line of credit	4,389	—
Employee compensation and benefits	12,513	11,922
Current portion of long-term debt and capital leases	19,926	92,959
Current liabilities subject to compromise	—	170,481

Total current liabilities	61,118	284,077
Long-term liabilities:
General and Professional liability	22,167	16,167
Long-term liabilities and capital leases, net of current portion	227,325	9,867
Preferred Stock, Series A, mandatorily redeemable	28,055	—

Total liabilities	338,665	310,111
Preferred Stock Series A, mandatorily redeemable	—	15,000
Shareholders’ equity (deficit):
Common stock — 1,500,000 shares authorized with no par value; 1,193,586 shares issued and outstanding at September 30, 2003	11	—
Common stock (Series A, B & C)— An aggregate of 3,000,000 shares authorized with $0.01 par value; 1,134,944 shares issued and outstanding at December 31, 2002	—	11
Additional paid-in-capital	106,488	106,488
Accumulated deficit	(188,181)	(171,315)
Due from shareholder	(2,540)	(2,540)

Total shareholders’ equity (deficit)	(84,222)	(67,356)

Total liabilities and shareholders’ equity (deficit)	$254,443	$257,755

The accompanying notes are an integral part of these consolidated financial statements.

SKILLED HEALTHCARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Net revenues	$90,584	$87,249	$261,924	$254,822
Expenses:
Salaries and benefits	47,449	44,473	138,050	130,431
Supplies	12,334	11,437	36,176	30,817
Purchased services	7,820	8,046	22,260	24,838
Provision for doubtful accounts	1,122	1,155	3,280	3,249
Other expenses	7,714	7,874	22,502	25,308
Rent	1,778	1,835	5,457	5,419
Depreciation and amortization	2,311	2,644	7,343	7,431
Interest expense, net of interest income	7,948	5,750	18,324	17,156

Total expense before reorganization items	88,476	83,214	253,392	244,649

Income from operations	2,108	4,035	8,532	10,173
Other income and expenses:
Change in fair value of interest rate hedge	1,108	—	1,108	—
Reversal of charge related to decertification of facility	—	—	(2,734)	—
Write-off of deferred financing costs of extinguished debt	4,111	—	4,111	—
Reorganization expenses	4,439	2,548	10,652	8,846

Total other income and expenses	9,658	2,548	13,137	8,846

(Loss) income before income taxes and the cumulative effect of a change in accounting principle	(7,550)	1,487	(4,605)	1,327
Cumulative effect of change in accounting principle	12,261	—	12,261	—
Provision for income taxes	—	676	—	603

Net (loss) income	$(19,811)	$811	$(16,866)	$724

The accompanying notes are an integral part of these consolidated financial statements.

SKILLED HEALTHCARE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

(Unaudited)

	Nine months ended September 30,

	2003	2002

Cash Flows From Operating Activities
Net (loss) income	$(16,866)	$724
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,343	7,431
Reorganization costs, net	10,652	8,846
Provision for doubtful accounts	3,280	3,249
Gain (loss) on disposal of property and equipment	(233)
Write-off deferred financing costs of extinguished debt	4,111	(37)
Change in fair value of interest rate hedge	1,108	—
Changes in operating assets and liabilities:
Accounts receivable	2,944	(2,519)
Other current assets	1,152	(10,446)
Accounts payable and accrued liabilities	(3,491)	3,176
Accrued interest payable	(24,646)	9,343
Employee compensation and benefits	590	(3,521)
Deferred income taxes	—	585

Net adjustments	2,810	16,107

Net cash (used in) provided by operating activities before reorganization costs	(14,056)	16,831
Net cash paid for reorganization costs	(10,547)	(11,780)

Net cash (used in) provided by operating activities	(24,603)	5,051

Cash Flows From Investing Activities
Principal payments and (additions) on notes receivable	(2,109)	(682)
Proceeds from disposal of property and equipment	2,310	—
Additions to property and equipment	(5,341)	(3,928)
Changes in other assets	(11,960)	489

Net cash used in investing activities	(17,100)	(4,121)

Cash Flows From Financing Activities
Borrowings under line of credit	4,389	—
Repayments on long-term debt	(10,000)	—
Repayments on long-term debt through refinancing	(89,063)	—
Proceeds from issuance of long-term debt	134,637	—
Purchase interest rate hedge	(2,901)	—
Additions to deferred financing costs	(4,288)	(240)
Payment and exercise of capital lease obligation	(11,569)	—

Net cash provided by (used in) financing activities	21,205	(240)

Increase (decrease) in cash and cash equivalents	(20,498)	690
Cash and cash equivalents at beginning of period	20,498	10,948

Cash and cash equivalents at end of period	$—	$11,638

Supplemental disclosure of cash flow information:
Cash paid for:
Interest expense	$17,230	$17,156

Income taxes	$500	$305

Non-cash item:
Capitalize lease transactions	$11,054	$—

The accompanying notes are an integral part of these consolidated financial statements.

SKILLED HEALTHCARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003
(Unaudited)

1. Description of Business

Current Business

     Skilled Healthcare Group, Inc., formerly known as Fountain View, Inc. (the “Company”), through its subsidiaries is an operator of long-term care facilities and a provider of a wide range of post-acute care services, with a strategic emphasis on sub-acute specialty medical care. The Company operates facilities in California and Texas, including 47 skilled nursing facilities (SNFs) that offer sub-acute, rehabilitative and specialty medical skilled nursing care, as well as five assisted living facilities (ALFs) that provide room and board and social services. In addition, the Company provides a variety of ancillary services such as physical, occupational and speech therapy in Company-operated facilities and unaffiliated facilities. The Company also operates three institutional pharmacies (one of which is a joint venture), which serve SNFs and ALFs, both affiliated and unaffiliated with the Company.

Reorganization under Chapter 11

     On October 2, 2001, the Company and 19 of its subsidiaries filed voluntary petitions for protection under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Central District of California, Los Angeles Division (the “Bankruptcy Court”). On November 28, 2001, the Company’s remaining three subsidiaries also filed voluntary petitions for protection under Chapter 11.

     The Company’s and its subsidiaries’ financial difficulties were attributable to a number of factors. The federal government had fundamentally changed reimbursement rates and procedures for medical services provided to individuals in 1999. These changes had a significant adverse effect on the healthcare industry on the whole as well as on the Company’s cash flows. These changes also exacerbated a long-standing problem of inadequate reimbursement by the states for medical services provided to indigent persons under the various states’ Medicaid programs. At the same time, the Company experienced significant increases in its labor costs and professional liability and other insurance costs.

     Following its petition for protection under Chapter 11, the Company and its subsidiaries continued to operate their businesses as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court through August 19, 2003 (the “Effective Date”), when they emerged from bankruptcy pursuant to the terms of the Company’s Third Amended Joint Plan of Reorganization dated April 22, 2003 (the “Plan”). In connection with emerging from bankruptcy, the Company changed its name to Skilled Healthcare Group, Inc. From the date the Company filed the petition with the Bankruptcy court through September 30, 2003, the Company incurred reorganization expenses totaling approximately $27.7 million.

     The principal components of reorganization expenses incurred during the nine months ended September 30, 2003 and 2002 are as follows (in thousands):

	2003	2002

Professional fees	$4,659	$6,731
Court-related services	609	583
Refinancing Costs	2,501	368
Other fees	2,998	1,266
Less interest earned on accumulated cash	(115)	(102)

Total	$10,652	$8,846

     On July 10, 2003, the Bankruptcy Court confirmed the Company’s Plan, which was approved by substantially all creditors and implemented on the Effective Date. The principal provisions of the Plan included:

•	the incurrence by the Company of (i) approximately $32.0 million in indebtedness available under new Revolving Credit Facilities; (ii) approximately $33.0 million under a new Secured Mezzanine Term Loan; and (iii) approximately $85.0 million under a new Senior Mortgage Term Loan;

•	the satisfaction of the Company’s 11 ¼% Senior Subordinated Notes due 2008 (“Senior Subordinated Notes”) upon the issuance or payment by the Company to the holders of Senior Subordinated Notes on a pro rata basis of (i) approximately $106.8 million of new Senior Subordinated Secured Increasing Rate Notes due 2008 (“Increasing Rate Notes”) with an initial rate of 9.25% and provide for annual rate increases, (ii) 58,642 shares of common stock and (iii) cash in the amount of $50.0 million, consisting of approximately $36.0 million in outstanding interest and approximately $14.0 million of principal;

•	the payment in full of amounts outstanding under the Company’s $90 million Term Loan Facility and $30 million Revolving Credit Facility;

•	the issuance of one share of new series A preferred stock for each share of the Company’s existing series A preferred stock;

•	the cancellation of the Company’s series A common stock and the issuance of 1.1142 shares of new common stock for each share of cancelled series A common stock;

•	the cancellation of the Company’s series B common stock and options to purchase series C common stock, with no distribution made in respect thereof;

•	the cancellation of the Company’s series C common stock and the issuance of one share of new common stock for each share of cancelled series C common stock;

•	the cancellation of outstanding warrants to purchase series C common stock and the issuance of new warrants, on substantially the same terms, to purchase a number of shares of new common stock equal to the number of shares of series C common stock that were subject to the existing warrant so cancelled;

•	an amendment and restatement of the Company’s stockholders’ agreement;

•	the impairment of certain secured claims and the impairment of certain general unsecured claims; and

•	the restructuring of the Company’s and its subsidiaries’ businesses and legal structure.

2. Summary of Significant Accounting Policies

Basis of Presentation

     Although operating under the jurisdiction of the United States Bankruptcy Court as a debtor-in-possession, the Company continued control of its subsidiaries’ operations. Therefore the condensed consolidated interim financial statements of the Company include the accounts of the Company’s wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

     The condensed consolidated interim financial statements as of September 30, 2003 and for the three and nine month periods ended September 30, 2002 and 2003 are unaudited but, in the opinion of management, have been prepared on the same basis as the audited financial statements and reflect all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the information set forth therein. The results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the operating results to be expected for the full year or any other period.

     These financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations, although the Company believes the disclosures provided are adequate to prevent the information presented from being misleading.

Estimates and Assumptions

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates in the Company’s consolidated financial statements relate to net revenues, allowance for doubtful accounts, and patient liability claims. Actual results could differ from those estimates.

Revenue Recognition

     Revenues are recorded on an accrual basis as services are performed at their estimated net realizable value. The Company derived approximately 75 percent of its revenues in each of the nine months ended September 30, 2003 and 2002 from funds under federal Medicare and state Medicaid assistance programs, the continuation of which are dependent upon governmental policies. Differences between final settlement and the estimated net realizable value accrued in prior years are reported as adjustments to the current year’s net revenues. These revenues are based, in certain cases, upon cost reimbursement principles and are subject to audit.

     In 1999, one of the Company’s Medicare fiscal intermediaries performed focused audits as part of the normal annual audit process at a number of the Company’s SNF facilities. The auditors identified certain matters that represented a departure from prior practices of the fiscal intermediary. In 2000, the Company received notification of proposed adjustments for certain of these audits. The adjustments, which originally were assessed to be approximately $2.8 million, were subsequently revised to approximately $1.4 million. The Company has appealed these adjustments and believes that the ultimate resolution of these items will not have a material adverse effect on its financial position or results of operations, notwithstanding the fact that the Company has not recorded a receivable related to the appeals. In July 2002, an adjustment relating to one of these audited facilities was settled for $109,000. The settlement was approved and entered in the Bankruptcy Court on July 10, 2002. As of September 30, 2003, the adjustments, after giving effect to the settlement of $109,000, were approximately $1.3 million.

     The Company’s net revenue is derived from services provided to patients in the following payer classes (in thousands):

	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

Medicare	$26,496	$25,820	$77,742	$74,414
Medicaid	40,850	37,888	116,043	108,912
Private	8,967	9,366	26,275	28,021
Managed Care and other	14,271	14,175	41,864	43,475

	$90,584	$87,249	$261,924	$254,822

Cash and Cash Equivalents

     Cash and cash equivalents consist of cash and short-term investments with original maturities of three months or less. The Company places its temporary cash investments with high credit quality financial institutions.

Inventories

     Inventories are stated at the lower of cost (first-in, first-out method) or market and are included in other current assets in the accompanying consolidated financial statements.

Property and Equipment

     Property and equipment are stated at cost. Major renewals or improvements are capitalized, whereas ordinary maintenance and repairs are expensed as incurred. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements	15-40 years
Leasehold improvements	Shorter of lease term or estimated useful life, generally 5-10 years
Furniture and equipment	3-10 years

     Depreciation and amortization of property and equipment under capital leases is included in depreciation and amortization expense. For leasehold improvements, where the Company has acquired the right of first refusal to purchase or to renew the lease, amortization is based on the lesser of the estimated useful lives or the period covered by the right.

Intangible Assets

     Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combination accounted for as purchases. The Company adopted Statement of Financial Accounting Standards, (SFAS) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, on January 1, 2002.

     Goodwill, which was previously amortized on a straight-line basis over 35 years, is no longer amortized to earnings but instead is subject to periodic testing for impairment. Goodwill of a reporting unit is tested for impairment on an annual basis or between annual testing if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. As provided under SFAS No. 142, the initial testing of goodwill for possible impairment was completed within the first six months of 2002 and no impairment was identified. As of September 30, 2003, the carrying value of goodwill was approximately $20.8 million and no impairment was recorded at December 31, 2002.

     Deferred financing costs substantially relate to the Company’s Senior Mortgage Term Loan and Increasing Rate Notes (see Note 4) and are being amortized over the maturity periods using an effective-interest method. At September 30, 2003, deferred financing costs, net of accumulated amortization were approximately $4.3 million.

Income Taxes

     The Company utilizes the liability method of accounting for income taxes as set forth in FASB Statement No. 109, Accounting for Income Taxes. Under the liability method, deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities using currently enacted tax rates.

Impairment of Long-Lived Assets

     The Company periodically evaluates the carrying value of long-lived assets other than goodwill in relation to the future undiscounted cash flows of the underlying businesses to assess recoverability of the assets. If the estimated undiscounted future cash flows are less than the carrying amount, an impairment loss, which is determined based on the difference between the fair value and the carrying value of the assets, is recognized.

     On January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which supersedes SFAS 121, Accounting for Long-Lived Assets and for Long-Lived Assets to be Disposed of. SFAS 144 addresses financial accounting and reporting requirements for the impairment or disposal of long-lived assets. This statement also expands the definition of a discontinued operation to include a component of an entity, and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. The Company’s adoption of SFAS 144 did not have a material impact on its financial position or results of operations.

Recent Accounting Pronouncements

     FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46) becomes applicable in the Company’s fiscal fourth quarter, 2003. Variable interest entities (VIEs) are entities that lack sufficient equity or whose equity holders lack adequate decision making ability based on criteria set forth in the interpretation. All of a company’s VIEs must be evaluated under methods prescribed by this interpretation to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.

     The Company has an equity interest in a limited liability company that was formed with its joint venture partner, American Pharmaceutical Services, Inc., that is currently not consolidated, but under current rules is accounted for under the equity method of accounting. For this entity, the Company holds variable interests, such as management contracts, license agreements, leases or other arrangements. This entity may be considered a VIE under FIN 46, and it is possible that the Company may be required to consolidate certain of this entity when FIN 46 becomes applicable. The Company is currently in the process of analyzing this entity to determine if it is a VIE and, if so, whether the Company is the primary beneficiary, in which case consolidation would be required. The Company believes that any additional liabilities recognized as a result of consolidating any VIEs would not represent additional claims on the general assets of the Company; rather, they would represent claims against the additional assets recognized by the Company as a result of consolidating the VIEs. Conversely, the Company believes that any additional assets recognized as a result of consolidating any VIEs would not represent additional assets of the Company that could be used to satisfy claims against the Company’s general assets.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (Statement 150). This statement was developed in response to concerns expressed by preparers, auditors, regulators, and other users of financial statements about issuers’ classification in the balance sheet of certain financial instruments that have characteristics of both liabilities and equity but that have been presented between the liabilities section and the equity section of the balance sheet. The statement requires that financial instruments issued in the form of shares that are mandatorily redeemable be classified as liabilities. Mandatorily redeemable shares are defined as shares for which the issuer has an unconditional obligation to redeem shares at a specified or determinable date or upon an event that is certain to occur. The provisions of this statement are effective as of the first interim period beginning after June 15, 2003. The Company adopted Statement 150 on July 1, 2003. At that time, the Company’s Series A preferred stock, which is mandatorily redeemable, was classified as a liability, implemented by reporting the cumulative effect of a change of accounting principle.

     Effective July 1, 2003, the Company recognized as interest expense $12.3 million of previously undeclared dividends on the Series A preferred stock related to the adoption of Statement 150. In accordance with the underlying provisions of Statement 150, such charge was recorded in the Company’s Consolidated Financial Statements as a cumulative effect of a change in accounting principle during the third quarter, 2003. See Note 4 to the Company’s Condensed Consolidated Financial Statements for further details.

     The following table illustrates the effect on net income (loss) if the Company had recorded interest expense for the three and nine months ended September 30, 2003 and 2002 (in thousands):

	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

Reported net (loss) income	$(19,811)	$811	$(16,866)	$724
Reversal of cumulative effect	12,261	—	12,261	—
Interest expense on mandatorily redeemable Series A preferred stock	—	(708)	(2,682)	(2,682)

Adjusted net (loss) income	$(7,550)	$103	$(6,107)	$(1,958)

3. Business Segments

     The Company has three reportable segments:

•	nursing services;

•	therapy services; and

•	pharmacy services.

     Nursing services are provided by 47 SNFs that offer sub-acute, rehabilitative and specialty medical skilled nursing care, as well as five ALFs that provide room and board and social services. Therapy services include ancillary services such as physical, occupational and speech therapy provided in Company-operated facilities, unaffiliated facilities and acute care hospitals. Pharmacy services are provided by three institutional pharmacies (one of which is a joint venture), which serve SNFs and ALFs, both affiliated and unaffiliated with the Company. The Company’s reportable segments are business units that offer different services and products. The reportable segments are each managed separately due to the nature of the services provided or the products sold.

     The Company’s management evaluates performance based on operating contribution, where segment revenues are reduced by those costs that are allowable to the segments. Management evaluates performance and allocates resources to each segment based on an operating model that is designed to maximize the quality of care provided and profitability of the Company’s facilities. Certain of the Company’s facilities are leased, under operating leases, and not owned. Accordingly, earnings before interest, taxes, depreciation, amortization, rent and extraordinary items are used to determine and evaluate segment profit or loss. Corporate overhead is not allocated to any segment for purposes of determining segment profit or loss, and is included, along with the Company’s durable medical equipment subsidiary, whose operations ceased during 2002, in the “all other” category in the selected segment financial data that follows. Goodwill and deferred financing costs are also not allocated to any segment for purposes of determining segment assets and are included in the “all other” category. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are recorded at the Company’s cost plus standard mark-up; intersegment profit and loss has been eliminated in consolidation.

Selected Financial Data

The following table sets forth selected financial data by business segment (in thousands):

	Nursing	Therapy	Pharmacy
	Services	Services	Services	All Other	Totals

Three months ended September 30, 2003
Revenues from external customers	$75,347	$4,169	$10,837	$231	$90,584
Intersegment revenues	—	6,081	2,116	4,295	12,492

Total revenues	$75,347	$10,250	$12,953	$4,526	$103,076

Income (loss) from operations	$9,995	$1,412	$1,152	$(10,451)	$2,108
Segment assets	61,752	32,449	5,373	154,756	254,330
Capital expenditures	3,431	57	57	331	3,876

	Nursing	Therapy	Pharmacy
	Services	Services	Services	All Other	Totals
Three months ended September 30, 2002
Revenues from external customers	$71,993	$5,168	$10,144	$(56)	$87,249
Intersegment revenues	—	5,499	1,822	—	7,321

Total revenues	$71,993	$10,667	$11,966	$(56)	$94,570

Income (loss) from operations	$8,830	$701	$1,096	$(6,592)	$4,035
Segment assets	108,939	49,144	25,839	112,779	296,701
Capital expenditures	638	70	56	457	1,221

	Nursing	Therapy	Pharmacy
	Services	Services	Services	All Other	Totals
Nine months ended September 30, 2003
Revenues from external customers	$217,676	$13,151	$30,861	$236	$261,924
Intersegment revenues	—	18,220	6,963	4,294	29,477

Total revenues	$217,676	$31,371	$37,824	$4,530	$291,401

Income (loss) from operations	$30,218	$4,428	$2,686	$(28,800)	$8,532
Segment assets	61,752	32,449	5,373	154,756	254,330
Capital expenditures	4,723	98	249	434	5,504

	Nursing	Therapy	Pharmacy
	Services	Services	Services	All Other	Totals
Nine months ended September 30, 2002
Revenues from external customers	$209,854	$15,838	$29,108	$22	$254,822
Intersegment revenues	—	16,382	5,279	2,975	24,636

Total revenues	$209,854	$32,220	$34,387	$2,997	$279,458

Income (loss) from operations	$26,782	$2,773	$3,066	$(22,449)	$10,172
Segment assets	108,939	49,144	25,839	112,779	296,701
Capital expenditures	2,517	82	91	1,238	3,928

4. Long-Term Debt

     As a result of the Chapter 11 filing, a significant amount of the Company’s short-term and long-term debt as of the Company’s petition date were classified as “liabilities subject to compromise” in the Company’s consolidated balance sheets in accordance with SOP 90-7. Pursuant to the Seventh Interim Order, the Company was authorized to make payments to reduce the principal amounts of certain secured debts and capital leases.

     Long-term debt consists of the following at September 30, 2003 and December 31, 2002 (in thousands):

	September 30, 2003	December 31, 2002

Senior Subordinated Notes, interest rate initially 9.25%, with annual increases to 15.00%, due 2008.	$106,762	$—
First Mortgage adjustable rate multi-property loan, interest based on the one-month LIBOR plus 4.50%, collateralized by real property	85,000	—
First Mortgage adjustable rate multi-property loan, interest based on the one-month LIBOR plus 18.875%, collateralized by real property	10,000	—

	September 30, 2003	December 31, 2002

Mezzanine Loans, interest based on the one-month LIBOR plus 18.875%, collateralized by all tangible and intangible assets	23,000	—
$32 million Accounts Receivable Revolving Credit Facility, interest based on the WSJ Prime rate plus 2.5%, collateralized by accounts receivable	4,389	—
Mortgage and other notes payable, fixed interest rates from 6.0% to 9.0%, due in various monthly installments through August 2010, collateralized by property and equipment with a book value of approximately $5.7 million at September 30, 2003.	11,473	—
Present value of capital lease obligations at effective interest rates from 6.5%, collateralized by property and equipment with a book value of approximately $10,312 at September 30, 2003.	11,016	—
Senior Subordinated Notes, fixed interest rate of 11.25%, interest only payable semiannually, principal due 2008, unsecured.	—	120,000
$90 million Term Loan Facility, interest based on LIBOR plus the applicable margin, principal due in quarterly installments through December 2003, remaining unpaid principal due March 2004, collateralized by all tangible and intangible assets.	—	63,796
$30 million Revolving Credit Facility, interest based on LIBOR plus the applicable margin, principal due April 2004, collateralized by all tangible and intangible assets.	—	22,847
Present value of capital lease obligations at effective interest rates from 8.4% to 9.0%, secured by property and equipment with a book value of approximately $14,616 at December 31, 2002.	—	11,528
Mortgage and other notes payable, fixed interest rates from 7.75% to 9.0%, due in various monthly installments through January 2026, collateralized by property and equipment with a book value of approximately $7,242 at December 31, 2002.	—	5,412
Mortgage note payable, interest based on LIBOR plus the applicable margin, originally due in March 2001 (negotiations to extend terms were not completed prior to the Filing Date), collateralized by property and equipment with a book value of approximately $5,221 at December 31, 2002.	—	823

Long-term debt	251,640	224,406
Less current portion of long-term debt subject to compromise	—	(121,580)
Less remaining amounts due within one year	(24,315)	(92,959)

Long-term debt and capital leases, net of current portion	$227,325	$9,867

5. Other assets

     Other assets are comprised of the following at September 30, 2003 and December 31, 2002 (in thousands):

	September 30, 2003	December 31, 2002

Equity investment in Pharmacy Joint Venture	$3,958	$3,373
Debt service reserves (amounts on deposit with a lender)	5,588	—
Restricted cash	4,000	—
Deposits	8,104	3,153

	$21,650	$6,526

Equity investment in Pharmacy Joint Venture

     The Company has a joint-venture relationship with American Pharmaceutical Services, Inc. to service its pharmaceutical needs for a limited number of its Texas operations. The joint venture, a limited liability company, was formed in 2003, and was funded through the contribution by the Company of $1.5 million of cash, and the contribution by American Pharmaceutical Services of $3.0 million of tangible assets. Immediately after the formation and funding of the joint-venture, a distribution of $1.5 million in cash was made to American Pharmaceutical Partners such that each of the joint venture partners retained a 50% equity interest in the partnership after the distribution. This joint venture operates a pharmacy in Austin, Texas, and the Company pays market rates for prescription drugs it purchases, and receives 50% of the net income of this joint-venture. Based on the Company’s lack of any controlling interest in the joint-venture, the Company’s investment is accounted for under the equity method of accounting.

Debt service reserves

     In connection with the Senior Mortgage Term Loan, the Company is required to maintain reserves on deposit with the lender. At September 30, 2003 the following amounts were on reserve: $2.0 million for general insurance, $1.6 million for property insurance and taxes, $1.2 million for professional liability reserves, $0.5 million for deferred maintenance and improvements, and $0.2 million for debt service coverage.

Restricted cash

     In August 2003, the Company formed Fountain View Reinsurance, Ltd., (the “captive”) a wholly owned off-shore captive for the purposes of insuring its workers’ compensation liability in California. In connection with the formation of this subsidiary, the Company funded the captive with approximately $4.0 million.

Deposits

     In the normal course of business the Company is required to post security deposits with respect to our leased properties and to many of the vendors with which it conducts business.

6. Reversal of Charge Related to Decertification of Facility

     In November 1999, one of the Company’s SNFs was decertified from the Medicare and Medicaid Programs as a result of surveys conducted by the California Department of Health Services. In December 2000, the Company obtained new provider agreements from both the Medicare and Medicaid Programs. During the period through December 2000, the Company recorded a charge relating to this decertification totaling approximately $4,865,000. The Company has appealed this decertification with a Federal Government Administrative Law Judge and has filed a claim against the State of California.

     In November 2002, a settlement was reached to provide for an earlier recertification of the facility and a recovery of uncompensated care in the amount totaling approximately $3.1 million. A Bankruptcy Court order approving the settlement agreement was entered in December 2002. Due to the on-going contingency related to the payment of these services the Company did not record the reversal of the charge until the cash was received. Of the amount settled, a total of approximately $3.0 million has been received through September 30, 2003, of which approximately $2.7 million was received in the nine months ended September 30, 2003.

7. Property and Equipment

     Property and equipment is comprised of the following at September 30, 2003 and December 31, 2002 (in thousands):

	September 30, 2003	December 31, 2002

Property and equipment, at cost:
Land and land improvements	$18,329	$17,558
Buildings and leasehold improvements	167,932	156,220
Furniture and equipment	29,466	27,924
Construction in progress	609	587

	216,336	202,289
Less accumulated depreciation and amortization	(60,138)	(54,488)

	$156,198	$147,801

Capital Leases

     Property and equipment includes $11.1 million related to land and buildings for the lease of four facilities that have been capitalized.

8. Shareholders’ Equity

Preferred Stock

     The Company’s Series A preferred stock is subject to mandatory redemption by the Company, out of funds legally available therefor, upon the earlier of (i) an underwritten initial public offering of the Company’s common stock for cash pursuant to a registration statement filed under the Securities Act of 1933, as amended or (ii) May 1, 2010. The series A preferred stock is also redeemable by the Company, out of funds legally available therefor, at the option of the Company at any time by payment of the per share Base Amount plus all unpaid dividends accrued on such shares. The Base Amount is initially equal to $1,000 per share of series A preferred stock, provided that any dividends that have accrued but are not paid on March 31 of each year are automatically added to the Base Amount. The Series A preferred stock entitles the holder to a dividend at an annual rate of 12% of the Base Amount of each share of series A preferred stock from the date of issuance of such share, provided that all currently outstanding shares of Series A preferred stock are deemed to have been issued as of March 27, 1998 for purposes of determining the amount of dividends that have accrued. As of September 30, 2003, the aggregate Base Amount of the series A preferred stock was $15.0 million and there was approximately $13.1 million of undeclared and unpaid dividends on the series A preferred stock.

     Pursuant to the Company Plan, the Company issued new shares of series A preferred stock in exchange for existing shares of series A preferred stock. The holders of new shares of series A preferred stock have substantially the same rights and privileges as the holders of previously outstanding series A preferred stock; provided that each share of new series A preferred stock is entitled to one vote per share and is entitled, except as otherwise required by law, to vote together with our common stock on all matters put before our stockholders.

Common Stock

     In 1998, the Company issued 1,000,000 shares of Series A common stock, 114,202 shares of Series B common stock and 20,742 shares of Series C common stock.

     Pursuant to the Company’s Plan, each share of Series A common stock was cancelled and replaced with 1.1142 shares of new common stock, each share of Series B common stock was cancelled for no consideration and each share of Series C common stock was replaced with one share of new common stock.

Warrants

     In 1998, the Company issued 71,119 warrants to purchase the Company’s Series C common stock at an exercise price of $.01 per share. The warrants were exercisable beginning April 16, 1998, and expire in April 2008. During 2003 and 2002, no warrants were exercised.

     Pursuant to the Company’s Plan, the Company’s outstanding warrants were cancelled and replaced with an equivalent number of new warrants to purchase common stock. Other than the security for which the warrant may be exercised, the terms of the new warrants are substantially similar to the terms of the cancelled warrants.

Dividend Restrictions

     The Company has not paid nor declared any dividends during the nine months ended September 30, 2003 and 2002. During the pendency of the Company’s Chapter 11 bankruptcy proceedings, the Company was prohibited from paying dividends without obtaining Bankruptcy Court approval.

Stock Options

     In 1998, the Company adopted a stock option plan which provided for the grant of stock options to certain directors, employees and consultants of the Company to purchase up to 49,388 shares of Series C common stock. At December 31, 2002, a total of 39,226 options had been granted to employees and consultants of the Company. Out of the 39,226 options granted, 12,422, 9,996 and 5,746 options were cancelled in 2002, 2001 and 2000, respectively, leaving a total of 11,062 options outstanding at December 31, 2002.

     The Company’s Plan cancelled all options to purchase the Company’s Series C common stock without consideration.

9. Commitments and Contingencies

Leases

     The Company leases certain of its facilities under noncancelable operating leases. The leases generally provide for payment of property taxes, insurance and repairs, and have rent escalation clauses, principally based upon the Consumer Price Index or other fixed annual adjustments.

     The future minimum rental payments under noncancelable operating leases that have initial or remaining lease terms in excess of one year as of September 30, 2003, are as follows (in thousands):

	Related
	Party	Other	Total

2003	$509	$1,264	$1,773
2004	2,034	4,458	6,492
2005	2,034	3,253	5,287
2006	2,034	2,852	4,886
2007	2,034	2,486	4,520
Thereafter	19,491	9,540	29,031

Total	$28,136	$23,853	$51,989

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

     During the pendency of the Company’s petition for protection of creditors under Chapter 11 of the United States Bankruptcy Code, all litigation matters brought against the Company were stayed by the Bankruptcy Court. Matters that were resolved during the pendency of the petition were subject to compromise in the bankruptcy proceedings.

     At various times prior to July 31, 2002, the Texas Department of Human Services (TDHS) conducted several surveys of certain of the Company’s facilities in Texas. As a result of these surveys, TDHS assessed civil monetary penalties against the Company totaling approximately $1.0 million and in some cases withdrew approval of its Nurse Aide Training and Competency Evaluation Program (NATCEP), for alleged licensure violations. The Company filed an appeal of the imposition of each of the above referenced sanctions. On April 14, 2003, the parties reached an agreement, which settled the matter for approximately $0.3 million. The amount was accrued in the Company’s consolidated financial statements as of December 31, 2002. Pursuant to the agreement, the amount is payable in equal monthly installments over a period of twelve months beginning on July 23, 2003. Interest at a rate of ten percent will begin to accrue on any outstanding balance thirty days following the due date of the first payment.

     The Company follows the provision of Statement of Financial Accounting Standards No. 5 (SFAS No. 5), Accounting for Contingencies. SFAS No. 5 requires that an estimated loss from a loss contingency be accrued for by a charge to income if its both probable that an asset has been impaired or that a liability has been incurred and that the amount of the loss can be reasonably estimated.

Insurance Coverage

     The Company maintains general and professional liability coverage, employee benefits liability, property, casualty, directors and officers, inland marine, crime, boiler and machinery coverage, health, travel accident, automobile, employment practices liability, earthquake and flood, workers’ compensation and employers’ liability. The Company believes that its insurance programs are adequate.

Hallmark Indemnification

     Hallmark Therapy Group, LLC (Hallmark), the Company’s wholly owned rehabilitation services subsidiary, provides physical, occupational and speech therapy services to various unaffiliated skilled nursing facilities. These skilled nursing facilities are reimbursed for these services from the Medicare Program and other third party payors. Hallmark has indemnified these skilled nursing facilities from certain disallowances of these services. The accompanying financial statements do not include an estimate of these potential disallowances as management has concluded that they are not determinable.

10. Material Transactions with Related Entities

Leased Facilities

     The Company’s former Chief Executive Officer and current director, and his wife, a former Executive Vice President of the Company, own the real estate for four of the Company’s leased facilities. Such real estate has not been included in the financial statements for any of the years presented herein. Lease payments to these related parties under operating leases for these facilities for the three months ended September 30, 2003 and 2002 were $0.6 million and $0.5 million, respectively.

Medical Supply Company

     The Company’s former Executive Vice President, who is also the wife of the Company’s former Chief Executive Officer and current director, owned approximately 33% of a medical supply company that provides medical supplies and equipment to the Company pursuant to a supply contract. In May 2003, this ownership interest was fully divested. As part of the Company’s on-going effort to review and renegotiate all of its material executory contracts during the reorganization proceeding, the agreement was amended, first in September 2002 and subsequently in April 2003. The agreement, as amended, provides for an approximately 5% price reduction on medical supplies and equipment, effective through April 30, 2008. Billings for medical supplies from this related company for the three months ended September 30, 2003 and 2002 were $0.6 million and $0.4 million, respectively. The Company believes that the terms of this supply agreement are at least as favorable to the Company as could be obtained from third parties in an arms length transaction.

Notes Receivable

     The Company has a limited recourse promissory note receivable from the Chairman of its Board of Directors in the amount of approximately $2.5 million with an interest rate of 5.7%. The Note is due on the earlier of April 15, 2007 or the sale by the Chairman of 20,000 shares of the Company’s common stock pledged as security for the note. The Company has recourse for payment up to $1.0 million of the principal amount of the note.

     In September 2002, the Company extended a limited recourse loan in the principal amount up to $0.5 million to its Chief Executive Officer. The note, which was secured by a deed of trust on the residential property of the Chief Executive Officer, bore interest at a rate of 8.0% per annum and required monthly payments payable on the first day of each month beginning on the first day of October 2002. The entire principal balance of the note together with the accrued interest thereon was due and payable on the earlier of December 1, 2003 or upon the sale of the property securing the loan. As of September 30, 2003, the outstanding principal balance of the note was $275,000. In October 2003, the outstanding principal and interest on the loan was paid in full.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The accompanying unaudited consolidated financial statements set forth certain data with respect to the financial position, results of operations and cash flows of our company which should be read in conjunction with the following discussion and analysis. The terms “company”, “we”, “our”, and “us” refer to Skilled Healthcare Group, Inc. and its consolidated subsidiaries (formerly known as Fountain View, Inc.).

General

     We are an operator of long-term care facilities and a provider of a broad range of post-acute care services, with a strategic emphasis on sub-acute specialty medical care. We operate facilities in California and Texas, including 47 skilled nursing facilities (“SNFs”) that offer sub-acute, rehabilitative and specialty medical skilled nursing care, as well as five assisted living facilities (“ALFs”) that provide room and board and social services. Sub-acute care is generally short-term, goal-oriented rehabilitation care intended for individuals who have a specific illness, injury or disease, but who do not require many of the services provided in an acute care hospital. Sub-acute care is typically rendered immediately after, or in lieu of, acute hospitalization in order to treat such specific medical conditions. As of September 30, 2003, we had 6,933 licensed beds.

     In addition to long-term care, we provide a variety of high-quality ancillary services such as physical, occupational and speech therapy in company-operated facilities and unaffiliated facilities. We also operate three institutional pharmacies (one of which is a joint venture), which serve SNFs and ALFs both affiliated and unaffiliated with us.

Reorganization under Chapter 11

     On October 2, 2001, we and 19 of our subsidiaries filed voluntary petitions for protection under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Central District of California, Los Angeles Division (the “Bankruptcy Court”). On November 28, 2001, our remaining three subsidiaries also filed voluntary petitions for protection under Chapter 11.

     Our Company and subsidiaries’ financial difficulties were attributable to a number of factors. The federal government had fundamentally changed reimbursement rates and procedures for medical services provided to individuals in 1999. These changes had a significant adverse effect on the healthcare industry on the whole as well as our cash flows. These changes also exacerbated a long-standing problem of inadequate reimbursement by the states for medical services provided to indigent persons under the various states’ Medicaid programs. At the same time, we experienced significant increases in our labor costs and professional liability and other insurance costs.

     Following our petition for protection under Chapter 11, we and our subsidiaries continued to operate our businesses as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court through August 19, 2003, the effective date, when we emerged from bankruptcy pursuant to the terms of our Third Amended Joint Plan of Reorganization dated April 22, 2003 (the “Plan”). In connection with emerging from bankruptcy, we changed our name to Skilled Healthcare Group, Inc. From the date we filed the petition with the Bankruptcy Court through September 30, 2003, we incurred restructuring charges totaling approximately $27.7 million.

     The principal components of reorganization expenses incurred during the nine months ended September 30, 2003 and 2002 are as follows (in thousands):

	2003	2002

Professional fees	$4,659	$6,731
Court-related services	609	583
Refinancing Costs	2,501	368
Other fees	2,998	1,266
Less interest earned on accumulated cash	(115)	(102)

Total	$10,652	$8,846

     On July 10, 2003, the Bankruptcy Court confirmed our Plan, which was approved by substantially all or our creditors and implemented on August 19, 2003. The principal provisions of the Plan included:

•	the incurrence by us of (i) approximately $32.0 million in indebtedness under new Revolving Credit Facilities; (ii) approximately $23.0 million under a new Secured Mezzanine Term Loan; and (iii) approximately $95.0 million under a new Senior Mortgage Term Loan;

•	the satisfaction of our 11¼% Senior Subordinated Notes due 2008 (“Senior Subordinated Notes”) upon the issuance or payment by us to the holders of Senior Subordinated Notes on a pro rata basis of (i) $106.8 million of new Senior Subordinated Secured Increasing Rate Notes due 2008 (“Increasing Rate Notes”) that accrue interest at an initial rate of 9.25% and provide for annual rate increases, (ii) 68,642 shares of common stock and (iii) cash in the amount of $50.0 million, consisting of approximately $36.0 million in outstanding interest and approximately $14.0 million of principal;

•	the payment in full of amounts outstanding under our $90 million Term Loan Facility and $30 million Revolving Credit Facility;

•	the issuance of one share of new Series A preferred stock for each share of our existing Series A preferred stock;

•	the cancellation of our Series A common stock and the issuance of 1.1142 shares of new common stock for each share of cancelled Series A common stock;

•	the cancellation of our Series B common stock and options to purchase Series C common stock, with no distribution made in respect thereof;

•	the cancellation of our Series C common stock and the issuance of one share of new common stock for each share of cancelled Series C common stock;

•	the cancellation of outstanding warrants to purchase Series C common stock and the issuance of new warrants, on substantially the same terms, to purchase a number of shares of new common stock equal to the number of shares of Series C common stock that were subject to the existing warrant so cancelled;

•	an amendment and restatement of our stockholders’ agreement;

•	the impairment of certain secured claims and the impairment of certain general unsecured claims; and

•	the restructuring of our and our subsidiaries’ businesses and legal structure.

Critical Accounting Policies and Estimates

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period.

     The following represents a summary of our critical accounting policies, defined as those policies that we believe are: (a) the most important to the portrayal of our financial condition and results of operations, and (b) that require management’s most subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

•	Revenue recognition — Our revenues are derived primarily from providing long-term healthcare services. Approximately 75% of our net revenues are received from funds provided under Medicare and state Medicaid assistance programs. We record our revenues on an accrual basis as services are performed at their estimated net realizable value under these governmental programs. These revenues are subject to audit and retroactive adjustment by governmental and third-party agencies. Retroactive adjustments that are likely to result from future audits by third-party payors are accrued on an estimated basis in the period the related services are performed. Consistent with the healthcare industry accounting practices, any changes to these governmental revenues estimates are recorded in the period the change or adjustment becomes known based on final settlements. Because of the complexity of the laws and regulations governing Medicare and state Medicaid assistance programs, our estimates may potentially change by a material amount.

•	Allowance for doubtful accounts — We maintain allowances for doubtful accounts for estimated losses resulting from non-payment of patient accounts receivable and third-party billings. We record bad debt expense monthly using a percentage of revenue approach that reflects our historical experience. In evaluating the collectibility of accounts receivable, we consider a number of factors, including the age of the accounts, changes in collection trends, the composition of patient accounts by payor the status of ongoing disputes with third-party payors and general industry conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. If, at September 30, 2003, we were to recognize an increase of 10% in the allowance for our doubtful accounts, our total current assets would be decreased by $1.3 million, or 3.0%.

•	Patient liability risks — Our general and professional liability reserve includes amounts for patient care related claims and incurred but not reported claims. General and professional liability costs for the long-term care industry have become increasingly expensive and difficult to estimate. The amount of our reserves is determined based on an estimation process that uses information obtained from both company-specific and industry data. The estimation process requires us to continuously monitor and evaluate the life cycle of the claims. Using data obtained from this monitoring and our assumptions about emerging trends, we along with our independent actuary develop information about the size of ultimate claims based on our historical experience and other available industry information. The most significant assumptions used in the estimate process include determining the trend in costs, and the expected cost of claims incurred but not reported and the expected costs to settle unpaid claims. Although we believe that our reserves are adequate, we cannot not assure you that this liability will not require a material adjustment in the future. If, at September 30, 2003, we were to recognize an increase of 10% in the reserve for general and professional liabilities our total liabilities would be increased by $2.5 million, or 0.8%.

•	Impairment of long-lived assets and goodwill — We periodically evaluate our long-lived assets, primarily consisting of our investments in real estate, for impairment indicators. If indicators of impairment are present, we evaluate the carrying value of the related real estate investments in relation to the future discounted cash flows of the underlying operations. Measurement of the amount of the impairment, if any, may be based on independent appraisals, established market values of comparable assets or estimates of future cash flows expected. The estimates of these future cash flows are based on assumptions and projections believed by management to be reasonable and supportable. They require management’s subjective judgments and take into account assumptions about revenue and expense growth rates. These assumptions may vary by type of long-lived asset. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, that we adopted January 1, 2002, goodwill and other intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are subject to impairment tests performed at least annually. For goodwill, the test is performed at the reporting unit level as defined by SFAS No. 142. If we find that the carrying value of goodwill to be impaired, we must reduce the carrying value, including any allocated goodwill, to fair value. We believe that our determination not to recognize an impairment loss on our long-lived assets and goodwill is a critical accounting estimate because this determination is susceptible to change, dependent upon events that are remote in time and may or may not occur, and because recognizing an impairment loss could result in a material reduction of the assets reported on our balances sheet.

     We make our estimates and judgments based on, among other things; knowledge of operations, markets, historical trends and likely futures changes, and when appropriate, the opinions of advisors with knowledge and experience in certain fields. However, due to the nature of certain assets and liabilities, there are risks and uncertainties associated with some of the estimates and judgments, which are required to be made. Actual results could differ from these estimates under different assumptions or conditions.

Recent Accounting Pronouncements

     FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46) becomes applicable in our fiscal fourth quarter. Variable interest entities (VIEs) are entities that lack sufficient equity or whose equity holders lack adequate decision making ability based on criteria set forth in the interpretation. All of our VIEs must be evaluated under methods prescribed by this interpretation to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.

     We have an equity interest in a limited liability company that was formed with our joint venture partner, American Pharmaceutical Services, Inc., that are currently not consolidated, but under current rules are accounted for under the equity method of accounting. For this entity, we may hold variable interests, such as management contracts, license agreements, leases or other arrangements. This entity may be considered a VIE under FIN 46, and it is possible that we may be required to consolidate this entity when FIN 46 becomes applicable in our fourth quarter, 2003. We are currently in the process of analyzing this entity to determine if it is a VIE and, if so, whether we are the primary beneficiary, in which case consolidation would be required. We believe that any additional liabilities recognized as a result of consolidating any VIE would not represent additional claims on our general assets; rather, they would represent claims against the additional assets recognized by us as a result of consolidating the VIEs. Conversely, we believe that any additional assets recognized as a result of consolidating any VIEs would not represent additional assets that we could use to satisfy claims against our general assets.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (Statement 150). This statement was developed in response to concerns expressed by preparers, auditors, regulators, and other users of financial statements about issuers’ classification in the balance sheet of certain financial instruments that have characteristics of both liabilities and equity but that have been presented between the liabilities section and the equity section of the balance sheet. The statement requires that financial instruments issued in the form of shares that are mandatorily redeemable be classified as liabilities. Mandatorily redeemable shares are defined as shares for which the issuer has an unconditional obligation to redeem at a specified or determinable date or upon an event that is certain to occur. The provisions of this statement are effective as of the first interim period beginning after June 15, 2003. The Company adopted Statement 150 on July 1, 2003. At that time, the Company’s Series A preferred stock, which is mandatorily redeemable, was classified as a liability, implemented by reporting the cumulative effect of a change of accounting principle.

     Effective July 1, 2003, we recognized as interest expense $12.3 million of previously undeclared dividends on the Series A preferred stock related to the adoption of Statement 150. In accordance with the underlying provisions of Statement 150, such charge was recorded in our Consolidated Financial Statements as a cumulative effect of a change in accounting principle during the third quarter, 2003. See Note 2 to our Condensed Consolidated Financial Statements for further details.

     The following table illustrates the effect on net income (loss) if the Company had recorded interest expense for the three and nine months ended September 30, 2003 and 2002 (in thousands):

	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

Reported net (loss) income	$(19,811)	$811	$(16,866)	$724
Reversal of cumulative effect	12,261	—	12,261	—
Interest expense on mandatorily redeemable Series A preferred stock	—	(708)	(1,502)	(2,682)

Adjusted net (loss) income	$(7,550)	$103	$(6,107)	$(1,958)

Results of Operations

     The following table sets forth the amounts of our consolidated revenues derived from the various sources of payment and certain operating data for our SNF’s and ALF’s for the three and nine months ended September 30, 2003 and 2002 are as follows:

	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

Type of Payor
Medicare	$26,496	$25,820	$77,742	$74,414
Medicaid	40,850	37,888	116,043	108,912
Private	8,967	9,366	26,275	28,021
Managed Care and other	14,271	14,175	41,864	43,475

	$90,584	$87,249	$261,924	$254,822

Occupancy
Skilled nursing occupancy	86.2%	83.3%	85.3%	82.7%
Assisted living occupancy	58.4%	59.4%	58.7%	60.0%
Total occupancy	83.3%	80.7%	82.5%	80.3%

Three months ended September 30, 2003 compared to three months ended September 30, 2002

     Net revenues increased $3.4 million or 3.8% to $90.6 million for the three months ended September 30, 2003 from $87.2 million for the three months ended September 30, 2002. Net revenues increased primarily due to a 3.4% increase in total average occupancy to 83.3% for the three months ended September 30, 2003 from 80.7% for the three months ended September 30, 2002 and the impact of beginning operations at four new facilities in California. Net revenue for nursing services accounted for $75.3 million, or 73.0% of total net revenues, for the three months ended September 30, 2003 as compared to $72.0, or 76.1% of total net revenues, for the three months ended September 30, 2002. Net revenue for therapy services accounted for $10.3 million, or 9.9% of total net revenues, for the three months ended September 30, 2003 as compared to $10.6 million, or 11.2% of total net revenues, for the three months ended September 30, 2002. Net revenues from pharmacy services accounted for $13.0 million, or 12.6% of total net revenues, for the three months ended September 30, 2003 as compared to $12.0 million, or 12.7% of total net revenues, for the three months ended September 30, 2002. The increases in revenue for the therapy services and pharmacy services were primarily attributable to new contracts and volume within their exiting contracts.

     Expenses, consisting of salaries and benefits, supplies, purchased services, provision for doubtful accounts and other expenses as a percent of net revenues increased to 84.4% of net revenues in the three months ended September 30, 2003 from 83.7% in the three months ended September 30, 2002. Expenses increased $3.5 million, or 0.79%, to $76.4 million in the three months ended September 30, 2003 from $73.0 million in the three months ended September 30, 2002. This increase was primarily due to higher salaries and benefits of $3.0 million, higher supplies costs related primarily to nursing services and pharmacy services of $0.9 million, partially offset by decreased purchase services of $0.2 million. Salaries and benefits were 52.4% of net revenues in the three months ended September 30, 2003 compared to 51.0% in the three months ended September 30, 2002. The increase in salaries and benefits was largely due to additional personnel related to expansion of our therapy operations and increases in wage rates and staffing levels at our nursing facilities, certain of which were mandated by the State of California. The decrease in purchased services was primarily due to the of contract nursing staff being replaced by our own personnel.

     Income from operations before other expenses, rent, depreciation and amortization, and interest expense decreased $0.2 million, or 0.1%, to $14.1 million for the three months ended September 30, 2003 from $14.3 million or the three months ended September 30, 2002 and was

15.6% of net revenues in the three months ended September 30, 2003 compared to 16.3% in the three months ended September 30, 2002.

     Rent, depreciation and amortization and interest expense increased $1.8 million or 17.6% to $12.0 million for the three months ended September 30, 2003 from $10.2 million for the three months ended September 30, 2002. The increase was due to higher interest expense due in part to higher interest rates on the refinancing and our new secured mezzanine term loan and revolving credit facilities and the application of Statement 150 in the third quarter, 2003.

     Other expenses increased $7.1 million to $9.7 million for the three months ended September 30, 2003 from $2.5 million for the three months ended September 30, 2002. The increase was due to emerging from bankruptcy on August 19, 2003 and refinancing the existing debt, and the change in the fair market value of our interest rate hedge. As part of our refinancing, we wrote off $4.1 million of deferred financing costs associated with debt that has been extinguished. Additionally, we are required to reflect the fair market value of our interest rate hedge, which decreased by $1.1 million from $2.9 million to $1.8 million.

     We recognized interest expense of $12.3 million related to the adoption of Statement 150. In accordance with the underlying provisions of Statement 150, such charge was recorded in our Consolidated Financial Statements as a cumulative effect of a change in accounting principle during the third quarter, 2003.

     Net income decreased $20.6 million to a net loss of $(19.8) million for the three months ended September 30, 2003 from a net income of $0.8 million for the three months ended September 30, 2002. The net loss was primarily due to the cumulative effect of a change in accounting principle related adoption of Statement 150 for $12.3 million, the financing costs of extinguished debt written off for $4.1 million and the increase in reorganization costs of $1.9 million.

Nine months ended September 30, 2003 compared to nine months ended September 30, 2002

     Net revenues increased $7.1 million or 2.7% to $261.9 million for the nine months ended September 30, 2003 from $254.8 million for the nine months ended September 30, 2002. Net revenues increased due to a 2.2% increase in total average occupancy to 82.5% for the nine months ended September 30, 2003 from 80.3% for the nine months ended September 30, 2002 and the impact of beginning operations at four new facilities in California, partially offset by the negative rate variance related to Medicare rate cut, which was effective October 1, 2002. Net revenue for nursing services accounted for $217.7 million, or 74.9% of total net revenues, for the three months ended September 30, 2003 as compared to $209.9, or 74.7% of total net revenues, for the three months ended September 30, 2002. Net revenue for therapy services accounted for $31.4 million, or 10.8% of total net revenues, for the three months ended September 30, 2003 as compared to $32.2 million, or 11.5% of total net revenues, for the three months ended September 30, 2002. Net revenues from pharmacy services accounted for $37.8 million, or 13.0% of total net revenues, for the three months ended September 30, 2003 as compared to $34.4 million, or 12.3% of total net revenues, for the three months ended September 30, 2002. The increase in revenue for the therapy services and pharmacy services were primarily due to new contracts and volume within their existing contracts.

     Expenses, consisting of salaries and benefits, supplies, purchased services, provision for doubtful accounts and other expenses as a percent of net revenues increased to 84.9% of net revenue for the nine months ended September 30, 2003 from 84.2% for the nine months ended September 30, 2003. Expenses increased $7.6 million or 0.6% to $222.3 million for the nine months ended September 30, 2003 from $214.6 million for the nine months ended September 30, 2002. Salaries and benefits increased to 52.7% of net revenues in the nine months ended September 30, 2003 compared to 52.7% for the nine months ended September 30, 2002. The increase in salaries and benefits was largely due to the number of new patients requiring increased staffing and wage increases.

     Income before other expenses, rent, depreciation and amortization, and interest expense decreased by $0.5 million or 0.9% to $39.7 million for the nine months ended September 30, 2003 from $40.2 million for the nine months ended September 30, 2002 and was 15.1% of net revenues for the nine months ended September 30, 2003 compared to 15.8% for the nine months ended September 30, 2002.

     Rent, Depreciation and amortization and interest expense increased by $1.1 million to $31.1 million for the nine months ended September 30, 2003 from $30.0 million for the nine months ended September 30, 2002. This is primarily due to interest expense increasing by $1.1 million related to the preferred stock obligation of $0.8 million and to higher interest rates in the refinanced debt.

     The charge related to decertification of facility changed by $2.7 million for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. The $(2.7) million is the reversal of previously recorded charges recorded in 2000 related to a facility decertification from the Medicare and Medicaid Programs. We appealed the decision and in November 2002 a settlement was reached a settlement to provide for an earlier decertification and recovery of uncompensated care in the amount of approximately $3.1 million. Of the amount settled, a total of approximately $2.9 million had been received through September 30, 2003. Financing costs were $4.1 million in the nine months ended September 30, 2003 compared to no charges in the nine months ended September 30, 2002. As part of our refinancing, we wrote off $4.1 million of deferred financed costs associated with debt that has been extinguished. The reorganization expense increased from $8.8 million for the nine months ended September 30, 2002 to $10.7 million for the nine months ended September 30, 2003. This increase is primarily related to greater activity by our various bankruptcy consultants and attorneys as we emerges from bankruptcy in August 2003. The change in the fair market value in the interest rate hedge was $1.1 million for the nine months ended September 30, 2003 compared to no charges for the nine months ended September 30, 2002. We are required to reflect the fair market value of our interest rate hedge, which decreased by $1.1 million from $2.9 million to $1.8 million.

     We recognized interest expense of $12.3 million related to the adoption of Statement 150. In accordance with the underlying provisions of Statement 150, such charge was recorded in the Company’s Consolidated Financial Statements as a cumulative effect of a change in accounting principle during the third quarter, 2003.

     Net income decreases $17.6 million to a net loss of $16.9 million for the nine months ended September 30, 2003 from a net income of $0.7 million for the nine months ended September 30, 2002. The net loss was primarily due to the cumulative effect of a change in accounting principle related adoption of Statement 150 for $12.3 million, the financing costs of extinguished debt written off for $4.1 million and the increase in reorganization costs of $1.8 million.

Liquidity and Capital Resources

     As of September 30, 2003, cash and cash equivalents were zero compared to $20.50 million at December 31, 2002. Our principal sources of liquidity to fund ongoing operations for the nine months ended September 30, 2003 were cash provided by operations and existing cash and cash equivalents.

     Cash flow used in operations for the nine months ended September 30, 2003 was $24.6 million, an increase of $29.7 million compared with cash provided by operations for the nine months ended September 30, 2002 of $5.1 million. Cash was used primarily to discharge approximately $12.0 million in pre-petition bankruptcy claims and approximately $36.0 million in interest payments on the Senior Subordinated Notes. These increases were partially offset by the accrual of current interest on our new debt obligations.

     Cash flow used in investing activities for the nine months ended September 30, 2003 was $17.1 million, an increase of $13.0 million compared with cash used for the nine months ended September 30, 2002 of $4.1 million. The principal elements of this increase: i) deposits paid to our lender for $5.6 million of loan servicing reserves; ii) the funding of our workers’ compensation insurance captive for $4.0 million;, iii) an increase in notes receivable for $2.1 million related to our taking a secured note in exchange for outstanding receivables from one of our customers, and iv) an increase in capital expenditure for $1.4 million in renovations and improvements on our operating locations.

     Net cash provided in financing activities totaled $21.2 million for the nine months ended September 30, 2003. The source of our cash provided in financing activities was proceeds from the issuance of long-term debt of approximately $135 million offset by the cash used in financing activities. Cash used in financing activities includes:

•	$10 million in repayments on long-term debt;

•	an aggregate of $76.6 million plus cash on hand to fund the payment in full of our pre-petition $30 million Revolving Credit Facility and $90 million Term Loan Facility;

•	a $50.0 million payment to holders of our Senior Subordinated Notes pursuant to the terms of our Plan;

•	$4.3 million in financing costs incurred in connection with our emergence from bankruptcy and incurrence of associated debt;

•	$11.6 million to exercise the option to purchase four SNF’s; and

•	$2.9 million to purchase an interest rate hedge in accordance with the terms of our Senior Mortgage Term Loan. We purchased the interest rate hedge in August 2003 to limit our interest rate risk on the $95 million Senior Mortgage Term Loan, under which we will receive payment from the counterparty of amounts we are required to pay in the event that LIBOR exceeds 4.5%. The hedge is treated as a cash flow hedge for accounting purposes, which requires us to adjust the carrying value of the hedge asset at each reporting period to the current value.

     Our Senior Mortgage Term Loan is collateralized by liens on 30 skilled nursing facilities. Under the terms of the loan we are required to maintain the following reserve accounts: (i) a debt service reserve account in the amount of $0.7 million to cover shortfalls in the cash available for debt service payments, (ii) a reserve collected monthly for the payment of real property taxes and certain insurance programs; (iii) a replacement reserve for reimbursement to us for capital expenditures made to the secured facilities.

     Our ability to make capital expenditures is restricted by the terms of the new refinancing credit agreement. Permitted capital expenditures to renovate or improve our facilities will be funded by the Company’s operating cash flows or borrowings under its revolving credit line.

     Based upon our current plans, level of operations and business conditions, we believe that our cash generated from operations together with available borrowing under our $32.0 million revolving credit line will be sufficient to meet our capital requirements and working capital needs for the foreseeable future. However we cannot assure you that we will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to us.

Transactions with Related Parties

Leased Facilities

     Our former Chief Executive Officer and current director, and his wife, our former Executive Vice President of the Company, own the real estate for four of our leased facilities. Such real estate has not been included in our consolidated financial statements for any of the years presented herein. Lease payments to these related parties under operating leases for these facilities for the three months ended September 30, 2003 and 2002 were $0.6 million and $0.5 million, respectively.

Medical Supply Company

     Our former Executive Vice President, who is also the wife of our former Chief Executive Officer and current director, owned approximately 33% of a medical supply company that provides medical supplies and equipment to us pursuant to a supply contract. In May 2003, this ownership interest was fully divested. As part of our on-going effort to review and renegotiate all of its material executory contracts during the reorganization proceeding, the agreement was amended, first in September 2002 and subsequently in April 2003. The agreement, as amended, provides for an approximately 5% price reduction on medical supplies and equipment, effective through April 30, 2008. Billings for medical supplies from this related company for the three months ended September 30, 2003 and 2002 were $0.6 million and $0.4 million, respectively. We believe that the terms of this supply agreement are at least as favorable to us as could be obtained from third parties in an arms length transaction.

Notes Receivable

     We have a limited recourse promissory note receivable from our Chairman of the Board of Directors in the amount of approximately $2.5 million with an interest rate of 5.7%. The Note is due on the earlier of April 15, 2007 or the sale by the Chairman of 20,000 shares of our common stock pledged as security for the note. We have recourse for payment up to $1.0 million of the principal amount of the note.

     In September 2002, we extended a limited recourse loan in the principal amount up to $0.5 to our Chief Executive Officer. The note, which was secured by a deed of trust on the residential property of our Chief Executive Officer, bore interest at a rate of 8.0% per annum and required monthly payments payable on the first day of each month beginning on the first day of October 2002. The entire principal balance of the note, together with the accrued interest thereon, was due and payable on the earlier of December 1, 2003 or upon the sale of the property securing the loan. As of September 30, 2003, the outstanding principal balance of the note was $275,000. In October 2003, the outstanding principal and interest on the loan was paid in full.

Factors That May Affect Future Results

FORWARD-LOOKING INFORMATION

           This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business, our beliefs and management’s assumptions. Examples of such forward-looking statements include our expectations with respect to our strategy, expansion opportunities, extension of our business model, customer demand and future growth. We believe that our expectations are based upon reasonable beliefs, assumptions, and information available to our management at the time the statements are made, however, such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Numerous factors may affect our actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on our behalf. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words, “believes,” “anticipates,” “plans,” “expects,” “estimates,” “assumes,” “could,” “projects,” “intends,” “may,” “will,” “continue” and similar expressions are intended to identify forward-looking statements. Factors that may cause such differences include those risk factors discussed below. Except as required by the federal securities laws or the rules and regulation of the Securities and Exchange Commission, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this report, whether as a result of new information, future events changes in assumptions or otherwise.

RISK FACTORS

     We depend heavily on reimbursement from Medicare, Medicaid and other third-party payors and reimbursement rates from these payors may be reduced in the future.

     We derive a substantial portion of our revenue from third-party payors, including the Medicare and Medicaid programs. For the nine-month period ended September 30, 2003, we derived approximately 30%, 44% and 26% of our total revenue from the Medicare program, the Medicaid program and private third party payor programs, respectively.

     Third-party payor programs are highly regulated and are subject to frequent and substantial changes. Changes in the reimbursement rates or methods of payment from third-party payors, including the Medicare and Medicaid programs, or the implementation of other measures to reduce reimbursements for our services, could result in a substantial reduction in our revenue and operating margins.

     As government programs, the Medicare and state Medicaid programs are subject to statutory and regulatory changes, administrative or executive orders, and government funding restrictions, all of which may materially decrease the rate of government program payments to us for our services. The Medicare and Medicaid programs have implemented numerous measures, and may continue to do so in the future, to contain or reduce costs. Such measures include limiting or reducing payment rates, increasing case management review and operational requirements, and negotiating reduced contract pricing. Private third-party payors are also continuing their efforts to control healthcare costs through direct contracts with healthcare providers, increased utilization reviews, or reviews of the propriety of, and charges for, services provided, and greater enrollment in managed care programs and preferred provider organizations. These private payors increasingly are demanding discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk associated with the provision of care.

     Since Medicare has certain restrictions on coverage and payment of services provided by SNF’s and state-administered Medicaid programs generally provide more restricted coverage and lower reimbursement rates than private third-party payors, the sources and amounts of our patient revenue are determined by a number of factors, including licensed bed capacity of our facilities, occupancy rate, payor mix, type of services rendered to the patient and rates of reimbursement among payor categories (private and other payors, Medicare and Medicaid). Accordingly, changes in the case mix of patients, the mix of patients by payor type and payment methodologies may significantly affect our profitability. In particular, changes which increase the percentage of Medicaid residents within our facilities could have a material adverse effect on our financial operations, especially in states whose reimbursement levels are below our operating costs.

     We cannot assure you that coverage policies and reimbursement levels under third-party payor programs will remain similar to present policies or levels or that payment levels will be sufficient to cover the costs allocable to patients eligible for reimbursement under these programs. We could be adversely affected by the continuing efforts of third-party payors, including the Medicare and Medicaid programs, to contain the amount of reimbursement we receive for healthcare services. Future changes in the reimbursement rates or methods of third-party payors or the implementation of other measures to reduce reimbursement for our services could result in a substantial reduction in our revenue and a material adverse effect on our operations and financial condition.

     Our substantial leverage could adversely affect our financial condition.

     Our business is highly leveraged. As of September 30, 2003, we have long-term debt of approximately $227.3 million. We also had stockholders’ equity deficit of approximately $84.2 million.

     Our substantial indebtedness and the provisions in our term loan, revolving credit facilities, mezzanine loan agreement and the indenture relating to our senior subordinated secured increasing rate notes due 2008, could also have other important consequences. For example:

• they could increase our vulnerability to general adverse economic and industry conditions, including material adverse regulatory changes such as reductions in reimbursement;

• they could increase the cost or limit the availability of additional financing, if needed or desired, to fund future working capital, capital expenditures and other general corporate requirements, or to carry out other aspects of our business plan;

• they could require us to dedicate a substantial portion of our cash flow from operations to the payment of principal of, and interest on, our indebtedness, reducing our cash flow available for working capital, capital expenditures or other general corporate purposes, or to carry out other aspects of our business plan;

• they could require us to maintain debt coverage and financial ratios at specified levels, reducing our financial flexibility;

• they could limit our ability to make material acquisitions or take advantage of business opportunities that may arise;

• they could limit our flexibility in planning for, or reacting to, changes in our business and the industry; and

• they could place us at a competitive disadvantage compared to our competitors that have less debt.

     In addition, most of the agreements relating to our debt contain financial and other restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default, which, if not cured or waived, could result in the acceleration of all or a substantial amount of our debt.

     Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt. This could further increase the risks associated with our substantial leverage.

     We conduct business in a heavily regulated industry, and compliance with and changes in regulations may result in increased costs that reduce our revenue and profitability.

     We believe that the regulatory environment surrounding the long-term care industry remains intense. In the operation of our business we must comply with extensive regulations relating to, among other things, licensure, conduct of operations, ownership of facilities, construction of new and additions to existing facilities, allowable costs, services and prices for services. Changes in and compliance with the extensive laws and regulations applicable to our businesses is expensive and time consuming. If we fail to comply with these laws and regulations, we could become ineligible to receive government program reimbursement, suffer civil or criminal penalties or be required to make significant changes to our operations. In addition, we could be forced to expend considerable resources responding to an investigation or other enforcement action under these laws or regulations. Furthermore, should we lose licenses for a number of our facilities as a result of regulatory action or otherwise, this could result in a material adverse effect on our operations and financial condition.

     Our facilities must comply with certain requirements to participate either as a SNF under Medicare or a nursing facility under Medicaid. Failure to comply with these requirements may result in termination of the facility’s Medicare and Medicaid provider agreements, after which the facility would be unable to receive payment for services provided to Medicare or Medicaid patients until the facility reapplies or is otherwise reinstated or recertified to participate in Medicare or Medicaid. We cannot assure you that we will be able to maintain compliance with these regulatory requirements at all times, or that we will not be required to expend significant resources to do so.

     Our pharmacies are subject to a variety of state licensing and other laws governing the storage, handling, selling or dispensing of prescription drugs, in addition to federal regulation of the storage, handling and distribution of prescription drugs under the Food, Drug and Cosmetic Act and the Prescription Drug Marketing Act. Moreover, we are required to register our pharmacies with the United States Drug Enforcement Administration, or DEA, to comply with requirements imposed by that agency with respect to security and reporting of inventories and transactions, and to make our pharmacies available for periodic inspections by the DEA and other governmental agencies with jurisdiction over our pharmacies. Failure to comply with these regulatory requirements could result in, among other things, warning letters, significant fines or other civil penalties, operating restrictions, withdrawal of our pharmacy approvals, and criminal prosecutions. Medicare pays for certain prescription drugs furnished in a number of settings including hospitals and SNFs. State Medicaid programs also pay for certain prescription drugs and typically provide for broader coverage the Medicare.

     The Health Insurance Portability and Accountability Act of 1996 (HIPAA) established regulations to improve the efficiency and effectiveness of the health care system by standardizing the electronic transmission of certain administrative and financial transactions including claims information, plan eligibility, referral certification and authorization, claims status, plan enrollment and disenrollment and payment and remittance advice. HIPAA also established regulations requiring all such electronic transactions, including claims for payments to our fiscal intermediaries, to be transmitted using standardized code sets. It is a violation of HIPAA to submit data in any format other than that prescribed by HIPAA. Due to a perceived lack of readiness on the part of many providers and payers to meet the compliance deadline of October 16, 2003, however, Medicare continues to accept claims and other transmissions in non-standard code sets, termed “legacy” codes. It is unclear whether other entities will continue to accept claims using legacy code sets or how long such code sets may be used. For example, state Medicaid programs from which we receive Medicaid reimbursements may not be compliant and may not be so in the near term. In the event that a state is unable to process our HIPAA-compliant requests for payment, and does not accept claims in legacy formats, our liquidity could be adversely affected.

     HIPAA also established regulations to protect the privacy and security of identifiable health information for individual patients. The Standards for the Privacy of Individually Identifiable Health Information impose significant restrictions on our use and disclosure of individually identifiable health information, establish certain patient rights with respect to such information and impose certain administrative obligations on us. In addition, the Security Standards establish measures to protect electronic individually identifiable health information while it is in the custody of entities covered by HIPAA or transmitted from such entities to others. The Security Standards have been finalized, but health care providers, including us, need not be in compliance with these regulations until April 21, 2005.

     While we believe we are in compliance with all HIPAA standards now in effect, the cost for us to maintain compliance with these regulations and to meet the compliance deadline of the Security Standards may be significant and our failure to do so could result in us incurring significant civil and criminal penalties.

     HIPAA also created two new federal crimes: healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government-sponsored programs such as the Medicare and Medicaid programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines or imprisonment.

     Additionally, HIPAA granted expanded enforcement authority to the U.S. Department of Health and Human Services (HHS) and the U.S. Department of Justice (DOJ) and provided enhanced resources to support the activities and responsibilities of the HHS’s Office of Inspector General and the DOJ by authorizing large increases in funding for investigating fraud and abuse violations relating to healthcare delivery and payment.

     “Fraud and abuse” anti-kickback provisions of the Social Security Act make it a criminal felony offense to knowingly and willfully offer, pay, solicit or receive payment or any other remuneration in order to induce, or in return for the receipt of, business for which reimbursement is provided under government health programs, including the Medicare and Medicaid programs. In addition, violators can be subject to civil penalties, as well as exclusion from government health programs. These anti-kickback provisions have been broadly interpreted to make payment of any kind, including many types of business and financial arrangements among providers, and between providers and beneficiaries, potentially illegal if any purpose of the payment or financial arrangement is to induce a referral.

     In addition, Section 1877 of the Social Security Act, known as the Stark Law, imposes restrictions on referrals between physicians and certain entities with which the physicians have financial relationships. The Stark Law provides that if a physician (or an immediate family member of a physician) has a financial relationship with an entity that provides certain designated health services, the physician may not refer a Medicare or Medicaid patient to the entity for those designated services, unless an exception applies. Designated health services include certain services, such as physical therapy, occupational therapy, outpatient prescription drugs and home health. The penalties for violating the Stark Law include civil monetary penalties and possible exclusion from the Medicare and Medicaid programs. Many states have adopted or are considering legislative proposals similar to the Social Security Act’s anti-kickback provisions and the Stark Law, but with broader effect since they apply regardless of the source of payment for care. These laws and regulations are complex and limited judicial or regulatory interpretation exists. We cannot assure you that governmental officials charged with responsibility for enforcing the provisions of these laws and regulations will not assert that one or more of our arrangements are in violation of the provisions of such laws and regulations.

     State and federal governments are devoting increasing attention and resources to anti-fraud initiatives against healthcare providers. HIPAA and the Balanced Budget Act expanded the penalties for healthcare fraud, including broader provisions for the exclusion of providers from the Medicare and Medicaid programs and the establishment of civil monetary penalties for violations of the anti-kickback provisions. While we believe that our practices are consistent with Medicare and Medicaid guidelines, those guidelines are often vague and subject to interpretation. There can be no assurance that anti-fraud enforcement actions will not adversely affect our business.

     We are unable to predict the future course of federal, state and local regulation or legislation, including Medicare and Medicaid statutes and regulations, or the intensity of federal and state enforcement actions. Changes in the regulatory framework and sanctions from various enforcement actions could have a material adverse effect on our financial position, results of operations and liquidity.

     We face periodic reviews, audits and investigations under our contracts with federal and state government agencies, and these audits could have adverse findings that may negatively impact our business.

     In the ordinary course of our business, we are regularly subject to inquiries, investigations and audits by federal and state agencies to determine whether we are in compliance with regulations governing the operation of, and reimbursement for, SNFs, ALFs, pharmacies and therapy services.

     Both federal and state government agencies have heightened and coordinated civil and criminal enforcement efforts under these regulations as part of numerous ongoing investigations of health care companies and, in particular, SNFs. This includes investigations of:

•	cost reporting and billing practices;

•	quality of care;

•	financial relationships with referral sources; and

•	the medical necessity of services provided.

     We receive requests for information from government agencies in connection with their regulatory or investigational authority and notices of deficiencies for failure to comply with various regulatory requirements. In most cases, with respect to these notices, the facility and the reviewing agency will agree upon the steps to be taken to bring the facility into compliance with regulatory requirements. In some cases or upon repeat violations, the reviewing agency may take a number of adverse actions against a facility. These adverse actions include:

•	the imposition of fines;

•	refunding amounts paid to the facility pursuant to the Medicare or Medicaid programs or from private payors;

•	temporary suspension of payment for new patients to the facility;

•	decertification from participation in the Medicaid or Medicare programs; or

•	in extreme circumstances, revocation of a facility’s license.

     We have been subject to certain of these adverse actions in the past and could be subject to adverse actions in the future, which could result in significant penalties, as well as adverse publicity. Any such penalties or adverse publicity could have a material adverse effect on our financial condition and results of operations.

     We also are subject to potential lawsuits under a federal whistleblower statute that imposes sanctions, consisting of monetary penalties of up to $11,000 for each claim and three times the amount of damages, on entities and persons who knowingly present or cause to be presented to the federal government a false or fraudulent claim for payment. Also, the statute allows private parties to bring qui tam whistleblower lawsuits alleging false claims. Some states have adopted similar whistleblower and/or false claims provisions.

     Insurance is not available to cover losses resulting from such enforcement and whistleblower actions. Any adverse determination in a governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on our financial condition. Furthermore, should we lose licenses or certifications for a number of our facilities as a result of regulatory action or otherwise, we could be deemed in default under some of our agreements, including agreements governing outstanding indebtedness.

     Significant legal actions, which are commonplace in our industry, could subject us to increased operating costs and substantial uninsured liabilities, which would materially and adversely affect our results of operations, liquidity and financial condition.

     As is typical in the healthcare industry, we are and will continue to be subject to claims that our services have resulted in resident or patient injury or other adverse effects. We, like our industry peers, have experienced an increasing trend in the frequency and severity of claims and litigation asserted against us. In addition we may be subject to punitive damage awards related to these claims. We cannot assure you that we have insurance adequate to cover these claims. Any adverse determination in a legal proceeding, whether currently asserted or arising in the future, could have a material adverse effect on our financial condition.

     We self insure a significant amount of our potential liabilities and provisions for losses on our financial statements may not be adequate.

     Due to the rising cost and limited availability of liability insurance, we currently purchase excess liability insurance only, and maintain, an unaggregated $0.3 million and $1.0 million self-insured retention per claim, in California and Texas, respectively. Additionally, we self insure the first $0.5 million and $1.0 million self-insured retention per claim of each employee injury claim, in California and Texas, respectively. Because we are largely self-insured on both the personal and general liability and workers’ compensation programs, there is no limit on the maximum number of claims or amount for which we can be liable in any policy period. Although we base our loss estimates on independent actuarial analyses, which determine expected liabilities on an undiscounted basis, including incurred but not reported losses, based upon the available information to date, the ultimate amount of the losses could exceed our estimates and our insurance limits. In the event our actual liability exceeds our estimates for any given period, our results of operations and financial condition could be materially adversely impacted.

     The cost to replace or retain qualified nurses, healthcare professionals and other key personnel may adversely affect our financial performance, and we may not be able to comply with certain states’ staffing requirements.

     We could experience significant increases in our operating costs due to shortages in qualified nurses, healthcare professionals and other key personnel. The market for these key personnel is highly competitive. We, like other healthcare providers, have experienced difficulties in attracting and retaining qualified personnel, especially facility administrators, nurses, certified nurses’ aides and other important healthcare providers. Our SNFs and ALFs are particularly dependent on nurses for patient care. There is currently a shortage of nurses, and trends indicate this shortage will worsen in the future. The difficulty our SNFs and ALFs are experiencing in hiring and retaining qualified personnel has increased our average wage rate. We may continue to experience increases in our labor costs primarily due to higher wages and greater benefits required to attract and retain qualified healthcare personnel. Our ability to control labor costs will significantly affect our future operating results.

     We operate a number of facilities in California, which have enacted legislation establishing minimum staffing requirements for facilities operating in those states. Each facility in California must satisfy established minimum nursing hours of direct care per resident per day. Our ability to satisfy these requirements will depend upon our ability to attract and retain qualified nurses, certified nurses’ assistants and other staff. Failure to comply with these requirements may result in the imposition of fines or other sanctions. If the state does not appropriate sufficient additional funds, through Medicaid program appropriations or otherwise, to pay for any additional operating costs resulting from minimum staffing requirements, our profitability may be adversely affected.

     Denial of pending change of ownership applications may have an adverse impact on our business.

     In connection with our emergence from bankruptcy, we completed a corporate restructuring program that required us to file change of ownership applications with state governmental entities in connection with moving certain of our ALFs and SNFs within our corporate structure. If a sufficient number of change of ownership applications are rejected by any of these entities, it could have a material adverse impact on our financial condition and results of operations.

     Insurance coverage is becoming increasingly expensive and difficult to obtain for long-term care companies, and our insurance carriers could become insolvent and unable to reimburse us.

     Primarily as a result of patient care liability costs for long-term care providers, insurance companies are ceasing to insure long-term care companies, or severely limiting their capacity to write long-term care general and professional liability insurance. In addition, in the wake of the September 11, 2001 events, reduced overall insurance capacity and increasing insurance company losses, the insurance environment in general has become unstable, making it increasingly difficult to obtain coverage for patient care liabilities and certain other risks. When insurance coverage is available, insurance carriers are typically requiring companies to significantly increase their liability retention levels and/or pay substantially higher premiums for reduced coverage for most insurance coverages, including workers’ compensation, employee healthcare and patient care liability. We are experiencing higher premiums and retention levels. Our insurance covering patient care liability comes up for renewal in the second quarter of 2004. We cannot assure you that we will be able to renew our patient care liability insurance on terms as favorable as those we currently have.

     We have purchased insurance for workers’ compensation, property, casualty and other risks from numerous insurance companies. In many cases, the policies provide coverage for events occurring in specific time frames that may only be determined in later years. We exercise care in selecting companies from which we purchase insurance, including review of published ratings by recognized rating agencies, advice from national brokers and consultants and review of trade information sources. There exists a risk that any of these insurance companies may become insolvent and unable to fulfill their obligation to defend, pay or reimburse us when that obligation becomes due. Although we believe the companies we have purchased insurance from are solvent, in light of the dramatic changes occurring in the insurance industry in recent years, we cannot assure you that they will remain solvent and able to fulfill their obligations.

     State efforts to regulate the construction or expansion of health care providers could impair our ability to expand our operations.

     Texas regulations require health care providers (including SNF’s, home health agencies, hospices and assisted living centers) to obtain prior approval, known as a certificate of need for:

•	the purchase, construction or expansion of health care facilities;

•	capital expenditures exceeding a prescribed amount; or

•	changes in services or bed capacity.

     To the extent that we are required to obtain a certificate of need or other similar approvals to expand our operations, either by acquiring facilities or expanding or providing new services or other changes, our expansion could be adversely affected by our failure or inability to obtain the necessary approvals, changes in the standards applicable to those approvals, and possible delays and expenses associated with obtaining those approvals. We cannot assure you that we will be able to obtain certificate of need approval for all future projects requiring this approval.

     If we fail to attract patients and residents and compete effectively with other healthcare providers, our revenues and profitability may decline.

     The long-term healthcare services industry is highly competitive. Our nursing centers compete on a local and regional basis with other nursing centers and other long-term healthcare providers. Some of our competitors’ facilities are located in newer buildings and may offer services not provided by us or are operated by entities having greater financial and other resources than us. Our facilities compete based on factors such as our reputation for quality care, the commitment and expertise of our staff and physicians, the quality and comprehensiveness of our treatment programs, charges for services, and the physical appearance, location and condition of our facilities.

     The provision of pharmacy services in the long-term care industry is highly competitive. In the regions we sell pharmacy products and services, we compete with multiple local, regional and national institutional pharmacies. Our institutional pharmacy services generally compete on price and quality of the services provided. Several of the competitors to our pharmacy operations are larger and more established service providers. We also expect to encounter continued competition in connection with our physical therapy operations. Generally, this competition is national, regional and local in nature. Many companies competing in the therapy industry have greater financial and other resources than we have. The primary competitive factors in the rehabilitation business are similar to those in the inpatient and pharmacy business and include reputation, the cost of services, the quality of clinical services, responsiveness to customer needs, and the ability to provide support in other areas such as third party reimbursement, information management and patient record-keeping.

     We cannot assure you that increased competition in the future will not adversely affect our financial position, results of operations or liquidity.

     If we fail to cultivate new or maintain existing relationships with the physicians in the communities in which we operate, our patient base may decrease.

     Our patient base depends in part upon the admissions and referral practices of the physicians in the communities in which we operate and our ability to cultivate and maintain relationships with these physicians. Physicians referring patients to our facilities are not our employees and are free to refer their patients to other providers. If we are unable to successfully cultivate and maintain strong relationships with these physicians, our patient population may decline, which, if significant, could have a material adverse effect on our financial condition and results of operations.

     Financial information related to our post-emergence operations is limited and you may not be able to accurately determine our future operating results from our historical results.

     We emerged from bankruptcy on August 19, 2003 following a significant restructuring of our debt obligations and corporate structure. Accordingly we have limited operating and financial data available from which you may analyze the operating results and cash flows of our business as it is currently structured. We have limited operating experience as a reorganized company.

     Future acquisitions may use significant resources, may be unsuccessful and could expose us to unforeseen liabilities.

     We intend to selectively pursue acquisitions of nursing centers, long-term acute care hospitals, pharmacies and other related healthcare operations. Acquisitions may involve significant cash expenditures, debt incurrence, additional operating losses, amortization of certain intangible assets of acquired companies, dilutive issuances of equity securities and expenses that could have a material adverse effect on our financial position, results of operations and liquidity. Acquisitions involve numerous risks, including:

• difficulties integrating acquired operations, personnel and information systems,

• diversion of management’s time from existing operations,

• potential loss of key employees or customers of acquired companies, and

• assumption of the liabilities and exposure to unforeseen liabilities of acquired companies, including liabilities for failure to comply with healthcare regulations.

     We cannot assure you that we will succeed in obtaining financing for acquisitions at a reasonable cost, or that such financing will not contain restrictive covenants that limit our operating flexibility. We also may be unable to operate acquired facilities profitably or succeed in achieving improvements in their financial performance.

     A portion of our workforce has unionized and our operations may be adversely affect by work stoppages, strikes or other collective actions

     In California, certain of our employees are represented by various unions and covered by collective bargaining agreements. Certain labor unions have publicly stated that they are concentrating their organizing efforts within the long-term health care industry. We cannot predict the effect that continued union representation or future organizational activities will have on our business. Although our facilities have never experienced any material work stoppages and we believe that our relations with employees and labor organizations are generally good, we cannot predict the effect continued union representation or organizational activities will have on our future operations. We cannot assure you that we will not experience a material work stoppage in the future.

     Our quarterly results are subject to seasonal fluctuations.

     Our business is subject to modest effects of seasonality that have caused our quarterly operating results to fluctuate in the past and will continue to do so in the future. During the calendar fourth quarter holiday periods, nursing home and assisted living residents are sometimes discharged to join family celebrations and admission decisions are often deferred. The first quarter of each calendar year usually coincides with increased illness among nursing home and assisted living residents which can result in increased costs or discharges to hospitals. As a result of these factors, nursing home and assisted living operations sometimes produce greater earnings in the second and third quarters of a calendar year and lesser earnings in the first and fourth quarters.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     Certain of our debt obligations are sensitive to changes in interest rates. The rates on our senior debt and revolving loan facilities, which both bear interest at LIBOR plus an applicable margin, are reset at various intervals. To mitigate our risk in an increasing interest rate environment, we purchased from a highly rated counter party a hedge in August 2003 to limit our exposure to an increase in the interest rate under our Senior Mortgage Term Loan in the event that LIBOR exceeds of 4.5%. We have not experienced significant changes in market risk due to the relative stability of interest rates during the nine months ended September 30, 2003.

Item 4. Controls and Procedures.

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entitles. As we do not control or mange these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2003, the end of the quarterly period covered by this report. Based on the forgoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

     There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

     As is typical in the health care industry, we have experienced an increasing trend in the number and severity of litigation claims asserted against us. In addition, there has been an increase in governmental investigations of long-term care providers. While we believe that we provide quality care to our patients and are in compliance with regulatory requirements, a legal judgment or adverse governmental investigation could have a material negative effect on us.

     From time to time, we have been a party to other professional liability claims and other litigation arising in the ordinary course of business. In the opinion of management, any liability beyond amounts covered by insurance and the ultimate resolution of all pending legal proceedings will not have a material adverse effect on our financial position or results of operations.

Item 2. Changes in Securities and Use of Proceeds

     On October 2, 2001, we and our subsidiaries filed a petition in the Bankruptcy Court seeking relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”).

     We filed our Plan with the Bankruptcy Court on June 30, 2003. Our Chapter 11 case was confirmed by an order of the Bankruptcy Court on July 10, 2003. Prior to the consummation of the Plan on August 19, 2002 (the “Effective Date”), we had two classes of capital stock: common stock, $0.01 par value per share, and preferred stock, $0.01 par value per share. The total authorized number of shares of each class of capital stock was (i) 3,000,000 shares of common stock and (ii) 1,000,000 shares of preferred stock. In addition, we had outstanding immediately exercisable warrants to purchase our series C common stock at an exercise price of $0.01 per share. The following table sets forth information with respect to each class of equity securities of the Company prior to the Effective Date:

Title of Class	Amount Authorized	Amount Outstanding

Series A Common Stock	1,500,000	1,000,000
Series B Common Stock	200,000	114,202
Series C Common Stock	1,200,000	20,742
Series A Preferred Stock	200,000	15,000

     The total authorized number of shares of each class of capital stock after the Effective Date is (i) 1,500,000 shares of common stock and (ii) 1,000,000 shares of preferred stock. Pursuant to the Plan, (i) each holder of series A common stock received 1.1142 shares of new common stock for each share of series A common stock held by them immediately prior to the Effective Date; (ii) all shares of series B common stock were cancelled; (iii) each holder of Series C common stock received one share of common stock for each share of Series C common stock held by them immediately prior to the Effective Date, (iv) each holder of series A preferred stock received one share of new series A preferred stock for each share of series A preferred stock held by them immediately prior to the Effective Date and (v) each holder of a warrant to purchase series C common stock received a warrant to purchase a number of shares of common stock that was equal to the number of shares of series C common stock issuable upon the exercise of warrants held by them immediately prior to the Effective Date.

     The following table sets forth information with respect to each class of equity securities of the Company following the Effective Date:

Title of Class	Amount Authorized	Amount Outstanding

Common Stock	1,500,000	1,193,586
Series A Preferred Stock	15,000	15,000

     We did not receive any cash proceeds from the issuance of our equity securities pursuant to the Plan.

Item 4. Submission of Matters to a Vote of Security Holders

          On August 13, 2003, holders of a majority of the voting power of our series A common stock and series C common stock of, voting together as a single class, took action by written consent in lieu of an annual meeting of stockholders. These stockholders elected ten directors to our Board of Directors. Such action by written consent was taken by holders of 556,990 shares, representing 54.57% of the total outstanding eligible votes. The only proposal considered in such action by written consent in lieu of an annual meeting was voted on as follows:

          Election of Directors. Proposal to elect ten directors to hold office until the 2004 Annual Meeting of Stockholders or earlier resignation or removal.

	Affirmative Votes	Votes Not Cast
	Series A Common Stock and Series C	Series A Common Stock and Series C
	Common Stock, voting together as a single	Common Stock, voting together as a single
Nominee	class	class

William Scott	556,990	463,752

Robert Snukal	556,990	463,752

Sheila Snukal	556,990	463,752

Peter Hermann	556,990	463,752

Michael Gilligan	556,990	463,752

Mark Jrolf	556,990	463,752

Michel Reichert	556,990	463,752

Scott Gross	556,990	463,752

Tim Parris	556,990	463,752

Keith Abrahams	556,990	463,752

          On August 15, 2003, Sheila Snukal and Keith Abrahams resigned as directors, creating two vacancies on our board of directors. On August 18, 2003, holders of a majority of the voting power of our common stock and series A preferred stock, voting together as a single class, took action by written consent in lieu of a special meeting of stockholders for the purposes of decreasing the number of directors from ten to nine and electing one director to fill the vacancy created by the resignations. Such action by written consent was taken by holders of 623,254 shares, representing 51.57% of the total outstanding eligible votes, with 585,333 votes not cast. The proposals considered in such action by written consent in lieu of an annual meeting were voted on as follows:

          1. Approval of decrease in number of directors from ten to nine. The proposal was approved by 623,254 votes with 585,333 votes not cast.

          2. Election of Director. Proposal to elect one director to fill the vacancy on the board, to hold office until the 2004 Annual Meeting of Stockholders or earlier resignation or removal.

	Affirmative Votes	Votes Not Cast
	Common Stock and Series A Preferred	Common Stock and Series A Preferred
Nominee	Stock, voting together as a single class	Stock, voting together as a single class

Boyd Hendrickson	623,254	585,333

          On September 23, 2003, holders of a majority of the voting power of our common stock and series A preferred stock, voting together as a single class, took action by written consent in lieu of a special meeting of stockholders approving an amendment to our certificate of incorporation for the purpose of changing our name from Fountain View, Inc. to Skilled Healthcare Group, Inc. Such action by written consent was taken by holders of 623,254 shares, representing 51.57% of the total outstanding eligible votes with 585,333 votes not cast. The only proposal considered in such action by written consent in lieu of an annual meeting was voted on as follows:

          Approval of amendment to our certificate of incorporation for the purpose of changing our name to Skilled Healthcare Group, Inc. The proposal was approved by 623,254 votes representing 51.57% of the total outstanding eligible votes with 585,333 votes not cast.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

The exhibits listed below are hereby filed with the Commission as part of this Report.

Exhibit
Number	Description

2.1	Debtors’ Third Amended Joint Plan of Reorganization (1)

2.2	Debtors’ Disclosure Statement (1)

3.1.1	Restated Certificate of Incorporation

3.1.2	Certificate of Amendment of Restated Certificate of Incorporation

3.2	Bylaws (2)

4.1	Indenture dated as of August 19, 2003 among the Company, the Guarantors (as defined therein) and U.S. Bank National Association

4.2	Amended and Restated Stockholders Agreement

4.3	Amendment No. 1 to Amended and Restated Stockholders Agreement

4.4.1	Form of New Common Stock Certificate

4.4.2	Form of New Series A Preferred Stock Certificate

4.5	Form of Warrant to Purchase Common Stock

10.1	Revolving Credit and Security Agreement among the Subsidiary Borrowers listed on Schedule 1 annexed thereto and the Company, as borrowers, and CapitalSource Finance LLC, as administrative agent and collateral agent

10.2	$20,000,000 Revolving Note dated as of August 19, 2003 made by the Company and the companies listed on the signature page thereto in favor of CapitalSource Finance LLC, as administrative agent and collateral agent

10.3	$1,000,000 Revolving Note dated as of August 19, 2003 ,made by the Company and the companies listed on the signature page thereto in favor of CapitalSource Finance LLC, as administrative agent and collateral agent

10.4	Revolving Credit and Security Agreement among the Borrowers listed on Schedule 1 annexed thereto, as borrowers, and CapitalSource Finance LLC, as administrative agent and collateral agent for Lenders, and Lenders party thereto

10.5	$11,000,000 Revolving Note dated as of August 19, 2003 made by the companies listed on the signature page thereto in favor of CapitalSource Finance LLC, as administrative agent and collateral agent

10.6	Loan Agreement dated as of August 19, 2003 between the entities listed on Schedule I annexed thereto, as Borrower, and Column Financial, Inc., as Lender

10.7	$85,000,000 Promissory Note A dated August 19, 2003 made by each of the entities set forth on Schedule A annexed thereto in favor of Column Financial, Inc.

10.8	$5,000,000 Promissory Note B-1 dated August 19, 2003 made by each of the entities set forth on Schedule A annexed thereto in favor of Column Financial, Inc.

10.9	$2,500,000 Promissory Note B-2 dated August 19, 2003 made by each of the entities set forth on Schedule A annexed thereto in favor of Column Financial, Inc.

10.10	$2,500,000 Promissory Note B-3 dated August 19, 2003 made by each of the entities set forth on Schedule A annexed thereto in favor of Column Financial, Inc.

10.11	Guaranty Agreement dated August 19, 2003 by the Company for the benefit of Column Financial, Inc.

10.12	Mezzanine Loan Agreement dated as of August 19, 2003 between SHG Property Resources, LLC and SHG Investments, LLC, collectively, as Borrower, and CapitalSource Finance LLC, Fortress Credit Opportunities I, L.P. and Highbridge/Zwirn Special Opportunities Fund, L.P., collectively, as Lender, and CapitalSource Finance LLC, as administrative agent and collateral agent for Lender

10.13	$11,500,000 Promissory Note dated as of August 19, 2003 made by SHG Property Resources, LLC and SHG Investments, LLC in favor of CapitalSource Finance LLC

10.14	$5,750,000 Promissory Note dated as of August 19, 2003 made by SHG Property Resources, LLC and SHG Investments, LLC in favor of Highbridge/Zwirn Special Opportunities Fund, L.P.

Exhibit
Number	Description

10.15	$5,750,000 Promissory Note dated as of August 19, 2003 made by SHG Property Resources, LLC and SHG Investments, LLC in favor of Fortress Credit Opportunities I, L.P.

10.16	Pledge and Security Agreement dated August 19, 2003 by and among SHG Property Resources, LLC and SHG Investments, LLC, as Borrowers, Summit Care Corporation, Summit Care Texas, L.P., Summit Care Texas Management, LLC and Skilled Healthcare, LLC, as Pledgor Guarantors, and CapitalSource Finance LLC, as Agent

10.17	Environmental Indemnity Agreement dated August 19, 2003 by SHG Property Resources, LLC and SHG Investments, LLC, as Borrowers in favor of CapitalSource Finance LLC, as Agent

10.18	Guaranty of Payment dated August 19, 2003 by the Company in favor of CapitalSource Finance LLC, as Agent

10.19	Guaranty of Payment (Pledgor) dated August 19, 2003 by Summit Care Corporation, Summit Care Texas, L.P., Summit Care Texas Management, LLC and Skilled Healthcare, LLC, as Pledgor Guarantors in favor of CapitalSource Finance LLC, as Agent

10.20	Security Agreement dated August 19, 2003 among the Company, those subsidiaries a party thereto and CapitalSource Finance LLC, as Agent

10.21	B Note Guaranty dated August 19, 2003 by the Company in favor of Column Financial, Inc.

10.22	Amendment No. 1 to Revolving Credit and Security Agreement dated October 30, 2003 among the Subsidiary Borrowers signatory thereto, Skilled Healthcare Group, Inc. and CapitalSource Finance LLC, as administrative agent for Lenders, and Lenders party thereto

10.23	Amendment No. 1 to Revolving Credit and Security Agreement dated October 30, 2003 among the Borrowers signatory thereto and CapitalSource Finance LLC, as administrative agent and Agent for Lenders, and Lenders party thereto

10.24	Commercial Lease dated August 25, 2003 between Matmel Enterprises, Inc. and the Company

31.1	Certification of Chief Executive Officer of Skilled Healthcare Group, Inc., Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Skilled Healthcare Group, Inc., Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Skilled Healthcare Group, Inc., Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)  Incorporated by reference to the Company’s Form T-3 filed with the Securities and Exchange Commission on July 16, 2003.

(2)  Incorporated by reference to the Company’s Registration Statement on Form S-4 (No. 333-57279) filed with the Securities and Exchange Commission on June 19, 1998, as amended.

(b)	Reports on Form 8-K.

The following Current Reports on Form 8-K were filed during the three-month period ended September 30, 2003:

(i)	None

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKILLED HEALTHCARE GROUP, INC.

Date: November 14, 2003	By:	/s/ BOYD HENDRICKSON

Boyd Hendrickson Chief Executive Officer (Authorized Signatory, Principal Executive Officer)

Date: November 14, 2003	By:	/s/ JOHN H. HARRISON

John H. Harrison Chief Financial Officer (Principal Financial Officer)

Date: November 14, 2003	By:	/s/ SCOTT A. PETTERSON

Scott A. Petterson Vice President-Finance and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Debtors’ Third Amended Joint Plan of Reorganization (1)

2.2	Debtors’ Disclosure Statement (1)

3.1.1	Restated Certificate of Incorporation

3.1.2	Certificate of Amendment of Restated Certificate of Incorporation

3.2	Bylaws (2)

4.1	Indenture dated as of August 19, 2003 among the Company, the Guarantors (as defined therein) and U.S. Bank National Association

4.2	Amended and Restated Stockholders Agreement

4.3	Amendment No. 1 to Amended and Restated Stockholders Agreement

4.4.1	Form of New Common Stock Certificate

4.4.2	Form of New Series A Preferred Stock Certificate

4.5	Form of Warrant to Purchase Common Stock

10.1	Revolving Credit and Security Agreement among the Subsidiary Borrowers listed on Schedule 1 annexed thereto and the Company, as borrowers, and CapitalSource Finance LLC, as administrative agent and collateral agent

10.2	$20,000,000 Revolving Note dated as of August 19, 2003 made by the Company and the companies listed on the signature page thereto in favor of CapitalSource Finance LLC, as administrative agent and collateral agent

10.3	$1,000,000 Revolving Note dated as of August 19, 2003 ,made by the Company and the companies listed on the signature page thereto in favor of CapitalSource Finance LLC, as administrative agent and collateral agent

10.4	Revolving Credit and Security Agreement among the Borrowers listed on Schedule 1 annexed thereto, as borrowers, and CapitalSource Finance LLC, as administrative agent and collateral agent for Lenders, and Lenders party thereto

10.5	$11,000,000 Revolving Note dated as of August 19, 2003 made by the companies listed on the signature page thereto in favor of CapitalSource Finance LLC, as administrative agent and collateral agent

10.6	Loan Agreement dated as of August 19, 2003 between the entities listed on Schedule I annexed thereto, as Borrower, and Column Financial, Inc., as Lender

10.7	$85,000,000 Promissory Note A dated August 19, 2003 made by each of the entities set forth on Schedule A annexed thereto in favor of Column Financial, Inc.

10.8	$5,000,000 Promissory Note B-1 dated August 19, 2003 made by each of the entities set forth on Schedule A annexed thereto in favor of Column Financial, Inc.

10.9	$2,500,000 Promissory Note B-2 dated August 19, 2003 made by each of the entities set forth on Schedule A annexed thereto in favor of Column Financial, Inc.

10.10	$2,500,000 Promissory Note B-3 dated August 19, 2003 made by each of the entities set forth on Schedule A annexed thereto in favor of Column Financial, Inc.

10.11	Guaranty Agreement dated August 19, 2003 by the Company for the benefit of Column Financial, Inc.

10.12	Mezzanine Loan Agreement dated as of August 19, 2003 between SHG Property Resources, LLC and SHG Investments, LLC, collectively, as Borrower, and CapitalSource Finance LLC, Fortress Credit Opportunities I, L.P. and Highbridge/Zwirn Special Opportunities Fund, L.P., collectively, as Lender, and CapitalSource Finance LLC, as administrative agent and collateral agent for Lender

10.13	$11,500,000 Promissory Note dated as of August 19, 2003 made by SHG Property Resources, LLC and SHG Investments, LLC in favor of CapitalSource Finance LLC

10.14	$5,750,000 Promissory Note dated as of August 19, 2003 made by SHG Property Resources, LLC and SHG Investments, LLC in favor of Highbridge/Zwirn Special Opportunities Fund, L.P.

Exhibit
Number	Description

10.15	$5,750,000 Promissory Note dated as of August 19, 2003 made by SHG Property Resources, LLC and SHG Investments, LLC in favor of Fortress Credit Opportunities I, L.P.

10.16	Pledge and Security Agreement dated August 19, 2003 by and among SHG Property Resources, LLC and SHG Investments, LLC, as Borrowers, Summit Care Corporation, Summit Care Texas, L.P., Summit Care Texas Management, LLC and Skilled Healthcare, LLC, as Pledgor Guarantors, and CapitalSource Finance LLC, as Agent

10.17	Environmental Indemnity Agreement dated August 19, 2003 by SHG Property Resources, LLC and SHG Investments, LLC, as Borrowers in favor of CapitalSource Finance LLC, as Agent

10.18	Guaranty of Payment dated August 19, 2003 by the Company in favor of CapitalSource Finance LLC, as Agent

10.19	Guaranty of Payment (Pledgor) dated August 19, 2003 by Summit Care Corporation, Summit Care Texas, L.P., Summit Care Texas Management, LLC and Skilled Healthcare, LLC, as Pledgor Guarantors in favor of CapitalSource Finance LLC, as Agent

10.20	Security Agreement dated August 19, 2003 among the Company, those subsidiaries a party thereto and CapitalSource Finance LLC, as Agent

10.21	B Note Guaranty dated August 19, 2003 by the Company in favor of Column Financial, Inc.

10.22	Amendment No. 1 to Revolving Credit and Security Agreement dated October 30, 2003 among the Subsidiary Borrowers signatory thereto, Skilled Healthcare Group, Inc. and CapitalSource Finance LLC, as administrative agent for Lenders, and Lenders party thereto

10.23	Amendment No. 1 to Revolving Credit and Security Agreement dated October 30, 2003 among the Borrowers signatory thereto and CapitalSource Finance LLC, as administrative agent and Agent for Lenders, and Lenders party thereto

10.24	Commercial Lease dated August 25, 2003 between Matmel Enterprises, Inc. and the Company

31.1	Certification of Chief Executive Officer of Skilled Healthcare Group, Inc., Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Skilled Healthcare Group, Inc., Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Skilled Healthcare Group, Inc., Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)  Incorporated by reference to the Company’s Form T-3 filed with the Securities and Exchange Commission on July 16, 2003.

(2)  Incorporated by reference to the Company’s Registration Statement on Form S-4 (No. 333-57279) filed with the Securities and Exchange Commission on June 19, 1998, as amended.