Form 10-K
period 2003-12-31
SKILLED HEALTHCARE GROUP INC
filed 2004-03-31
CIK 1055468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 333-57279

Skilled Healthcare Group, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	95-4644784
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
27442 Portola Parkway, Suite 200 Foothill Ranch, CA 92610 (Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number, Including Area Code:

(949) 282-5800

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐          No ☑

          Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under plan confirmed by a court.     Yes ☑          No ☐

      As of March 15, 2004, the issuer had 1,193,587 shares of class A common stock, $0.01 par value per share, 70,661 shares of class B non-voting common stock, $0.01 par value per share, and 15,000 shares of series A preferred stock, $0.01 par value per share, outstanding. The Company’s common stock is not registered on any national exchange and there is no market for the registrants stock at such date.

SKILLED HEALTHCARE GROUP, INC.

PART I

Item 1.	Business

General

      Skilled Healthcare Group, Inc., formerly known as Fountain View, Inc. (the “Company”), through its subsidiaries, is an operator of long-term care facilities and a provider of a wide range of post-acute care services, with a strategic emphasis on sub-acute specialty medical care. The terms “Company,” “we,” “our,” and “us” refer to Skilled Healthcare Group, Inc. and its subsidiaries (formerly known as Fountain View, Inc.). We operate a network of facilities in California and Texas, including 48 skilled nursing facilities (SNFs) that offer sub-acute, rehabilitative and specialty medical skilled nursing care, as well as five assisted living facilities (ALFs) that provide room and board and social services. In addition, we provide a variety of ancillary services such as physical, occupational and speech therapy in Company-operated facilities and unaffiliated facilities. We also operate three institutional pharmacies (one of which is a joint venture), which serve acute care hospitals as well as SNFs and ALFs, both affiliated and unaffiliated with us.

      We were originally incorporated in Delaware in 1997 as Fountain View, Inc. and became known as Skilled Healthcare Group, Inc. in 2003.

      Our administrative services subsidiary maintains an Internet website address www.skilledhealthcare.com. Our periodic reports, together with amendments to these reports, are available on this Internet website, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. The information on this website is not incorporated by reference in this Annual Report on Form 10-K.

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

      Our financial difficulties and those of our subsidiaries were attributable to a number of factors. The federal government had fundamentally changed reimbursement rates and procedures for medical services provided to individuals in 1999. These changes had a significant adverse effect on the healthcare industry on the whole as well as on our cash flows. These changes also exacerbated a long-standing problem of inadequate reimbursement by the states for medical services provided to indigent persons under the various states’ Medicaid programs. At the same time, we experienced significant increases in our labor costs and professional liability and other insurance costs.

      Following our petition for protection under Chapter 11, we and our subsidiaries continued to operate their businesses as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court through August 19, 2003 (the “Effective Date”), when we emerged from bankruptcy pursuant to the terms of our Third Amended Joint Plan of Reorganization dated April 22, 2003 (the “Plan”). In connection with emerging from bankruptcy, we changed our name to Skilled Healthcare Group, Inc. From the date we filed the petition with the Bankruptcy court through December 31, 2003, we incurred reorganization expenses totaling approximately $30.1 million.

      The principal components of reorganization expenses incurred during the three years ended December 31, 2003 are as follows (in thousands):

	2003	2002	2001

Professional fees	$7,336	$8,181	$4,315
Court-related services	503	711	380
Refinancing Costs	1,990	762	—
Other fees	3,252	2,791	110
Less interest earned on accumulated cash	(115)	(141)	(18)

Total	$12,966	$12,304	$4,787

      On July 10, 2003, the Bankruptcy Court confirmed our Plan, which was approved by substantially all creditors and implemented on the Effective Date. The principal provisions of the Plan included:

•	the incurrence by the Company of (i) approximately $32.0 million in indebtedness available under new Revolving Credit Facilities; (ii) approximately $23.0 million under a new Secured Mezzanine Term Loan; and (iii) approximately $95.0 million under a new Senior Mortgage Term Loan;

•	the satisfaction of the Company’s 11 1/4% Senior Subordinated Notes due 2008 (“Senior Subordinated Notes”) upon the issuance or payment by us to the holders of Senior Subordinated Notes on a pro rata basis of (i) approximately $106.8 million of new Senior Subordinated Secured Increasing Rate Notes due 2008 (“Increasing Rate Notes”) that accrue interest at an initial rate of 9.25% and provide for annual rate increases, (ii) 58,642 shares of common stock and (iii) cash in the amount of $50.0 million, consisting of approximately $36.0 million in outstanding interest and approximately $14.0 million of principal;

•	the payment in full of amounts outstanding under our $90 million Term Loan Facility and $30 million Revolving Credit Facility;

•	the issuance of one share of new series A preferred stock for each share of the Company’s existing series A preferred stock;

•	the cancellation of the Company’s series A common stock and the issuance of 1.1142 shares of new common stock for each share of cancelled series A common stock;

•	the cancellation of the Company’s series B common stock and options to purchase series C common stock, with no distribution made in respect thereof;

•	the cancellation of the Company’s series C common stock and the issuance of one share of new common stock for each share of cancelled series C common stock;

•	the cancellation of outstanding warrants to purchase series C common stock and the issuance of new warrants, on substantially the same terms, to purchase a number of shares of new common stock equal to the number of shares of series C common stock that were subject to the existing warrants so cancelled;

•	an amendment and restatement of the Company’s stockholders’ agreement;

•	the impairment of certain secured claims and the impairment of certain general unsecured claims; and

•	the restructuring of the Company’s and its subsidiaries’ businesses and legal structure.

      In March 2004 we recapitalized the new common stock authorized pursuant to the Plan into our class A common stock, $0.01 par value per share (the “Class A common stock”). We also designated a new class of common stock as our class B non-voting common stock, $0.01 par value per share (the “Class B common stock together with Class A common stock, “Common Stock”).

Our Business

      We have three business segments that offer different services and products:

•	nursing services;

•	therapy services; and

•	pharmacy services.

Nursing Services

      We provide skilled nursing care in each of our 48 SNF’s which collectively have 6,337 licensed beds in California and Texas. Skilled nursing care consists of 24 hour care by registered nurses, licensed practical or vocational nurses and certified aides, as well as room and board, special nutritional programs, social services, recreational activities and related medical and other services that may be prescribed by a physician. Assisted living services include general services provided by our five ALF’s, which collectively have licensed 700 beds. These services consist of basic room and board, social activities and assistance with activities of daily living such as dressing and bathing.

      We provide specialty medical care, including a wide range of sub-acute services to patients with medically complex needs who generally require more intensive treatment and a higher level of skilled nursing care. These services represent a area of strategic emphasis for us and typically generate higher profit margins than basic healthcare services. We also provide blood transfusions, chemotherapy, dialysis, enteral/parenteral nutrition, tracheotomy care, and ventilator care.

      We are committed to providing our patients with the highest possible standard of care. We have a Quality Assurance department consisting of registered nurses who routinely visit our facilities and conduct quality assurance tests to ensure the consistently high quality of care provided in each facility. Additionally, Quality Assurance department conduct regular training for the nursing and other staff in each facility.

Therapy Services

      We provide rehabilitative physical, occupational and speech therapy to unaffiliated long term care settings as well as to our facilities, using progressive, personalized treatment approach to promote the patient’s level of independence in mobility and strength. Many of our patients who have undergone orthopedic surgeries, including joint replacements such as total hip or knee replacements or fractures, receive physical therapy. Our therapists also perform wound care and utilize electric stimulation to stimulate viable tissue regrowth. Occupational therapy addresses improvements in functional skills of the upper body and all aspects of self-care. We provide range of motion and strengthening exercises for contracture prevention and reduction. Speech therapists treat patients with speech disorders, perceptual problems, cognitive problems and swallowing problems.

Pharmacy Services

      We provide pharmaceutical products and services through two institutional pharmacies in Southern California. We also own a 50% equity interest in a limited liability company that operates a pharmacy in Austin, Texas. These pharmacies serve unaffiliated SNF’s and ALF’s located throughout much of Southern California and in certain Northern California and Texas markets, as well as most of our SNF’s and ALF’s. Our pharmacies provide prescription drugs, intravenous products, external nutrition therapy services and infusion therapy services, including nutrition, pain management, antibiotics and hydration.

      The following table sets forth the revenues from external customers from each of our business segments for the year ended December 31, 2003, 2002 and 2001 (in thousands):

	Year Ended December 31,

	2003	2002	2001

Nursing Services	$299,314	$281,447	$270,162
Therapy Services	17,678	21,098	18,997
Pharmacy Services	42,350	39,980	29,171
Other	(53)	(978)	90

Total	$359,289	$341,547	$318,420

      See Note (3), “Business Segments,” in the notes to the consolidated financial statements listed under Item 15(a) of Part IV of this report for further information concerning our operations.

Employees

      As of December 31, 2003, we had approximately 7,150 full-time equivalent employees. We have two collective bargaining agreements with a union covering approximately 400 employees. We consider the relations with our employees to be good and have not experienced any strikes or work stoppages. We are subject to federal and state minimum wage and applicable federal and state wage and hour laws and maintain various employee benefits plans.

Competition

      We operate in a highly competitive industry. Our facilities compete primarily on a local and regional basis with many long-term care providers, some of whom may own as few as a single center. Our ability to compete successfully varies from location to location and depends on a number of factors, which include the number of competing centers in the local market; the types of services available; quality of care; reputation, age and appearance of each center; and the cost of care in each location. In general, we seek to compete in each market by establishing a reputation within the local community for quality and caring health services, attractive and comfortable facilities, and providing specialized health care. The competitiveness of our markets is further increased by the fact that within California and Texas a Certificate of Need is no longer required in order to build or expand a SNF.

      Our pharmacies also operate in a highly competitive environment. They compete with regional and local pharmacies and pharmacies operated by other long-term care chains or by other companies ranging from small local operators to companies that are national in scope and distribution capability. We also expect to encounter continued competition in connection with our rehabilitation services which include physical, occupational and speech therapy.

Insurance

      We maintain insurance for general and professional liability, workers’ compensation and employers’ liability, employee benefits liability, property, casualty, directors and officers, inland marine, crime, boiler and machinery, automobile, employment practices liability, earthquake and flood, We believe that our insurance programs are adequate and where there has been a direct transfer of risk to the insurance carrier, we do not recognize a liability in our consolidated financial statements.

      Workers’ Compensation. Our Texas operations have medical only coverage and an excess employer’s liability policy with a $1,000,000 per occurrence self-insured retention. Our California operations have a fully insured high-deductible workers’ compensation policy with a $500,000 per occurrence deductible.

      General and Professional Liability. Our skilled nursing services subject us to certain liability risks. Malpractice claims may be asserted against us if our services are alleged to have resulted in patient injury or other adverse effects, the risk of which is greater for higher-acuity patients, such as those receiving specialty and sub-acute services, than for traditional long-term care patients. We have from time to time been subject to malpractice claims and other litigation in the ordinary course of business.

      Effective April 10, 2001, we obtained a retrospectively rated claims-made policy with a self-insured retention of $250,000 for our California and Arizona facilities and $1,000,000 for our Texas facilities. Each facility has an occurrence and aggregate coverage limit of $4,000,000 and $5,000,000, respectively, and our overall company-wide aggregate coverage limit is $5,000,000. We do not carry any excess general and professional liability insurance coverage.

      Additional insurance for periods prior to April 10, 2001 is provided for certain facilities through a claims-made umbrella policy with limits of $15,000,000 per occurrence and in the aggregate for the period March 1, 1999 to March 1, 2000 and $25,000,000 per occurrence and in the aggregate for the policy period March 1, 2000 to April 10, 2001 over primary general and professional liability policies. Coverage was extended for all incidents occurring from March 1, 2000 to April 10, 2001, under the March 1, 2000 policy, through June 9, 2003. This extension takes us beyond the statute of limitations in all applicable jurisdictions for any incident occurring prior to April 10, 2001.

      Our liabilities for professional and workers’ compensation risks are estimated by our independent actuaries quarterly and semi-annually, respectively, using the most recent trends of claims, settlements and other relevant data. Our liabilities have been estimated on an undiscounted basis. We believe adequate provision has been made in the financial statements for liabilities that may arise out of patient care and compensable employee injuries.

      Although we have not been subject to any judgments or settlements in excess of our respective insurance limits, there can be no assurance that claims for damages in excess of such coverage limits will not arise in the future.

Government Regulation

      Licensure. Our SNF, ALF, therapy and pharmacy businesses are subject to various regulatory and licensing requirements of state and local authorities in California and Texas. Each SNF is licensed by either the California Department of Health Services or the Texas Department of Human Services. Each ALF is licensed by the California Department of Social Services and the pharmacies are licensed by the California Board of Pharmacy and the Texas State Board of Pharmacy. All licenses must be renewed annually, and failure to comply with applicable rules, laws and regulations could lead to revocation of licenses. In granting, monitoring and renewing licenses, these agencies consider, among other things, the physical condition of the facility, the qualifications of the administrative and nursing staffs, the quality of care and compliance with applicable laws and regulations. Such regulatory and licensing requirements are subject to change, and there can be no assurance that we will continue to be able to maintain necessary licenses or that it will not incur substantial costs in doing so. Failure to comply with such requirements could result in the loss of the right to reimbursement by Medicare or Medicaid as well as the right to conduct the business of the licensed entity. Further, the facilities operated by us are subject to periodic inspection by governmental and other regulatory authorities to assure continued compliance with various standards and to provide for their continued licensing under state law and certification under the Medicare and Medicaid Programs.

      From time to time, we receive notices from federal and state regulatory agencies relating to alleged deficiencies for failure to comply with components of the regulations. Facilities that are not in substantial compliance and do not correct deficiencies within a certain time frame may be subject to civil money penalties and/or may be terminated from the Medicare and/or Medicaid Programs. While we endeavor to comply with all applicable regulatory requirements, from time to time certain of our nursing facilities have been subject to various sanctions and penalties as a result of deficiencies alleged by the Centers for Medicare & Medicaid Services (“CMS”), the federal agency responsible for administering the Medicare program, or state survey agencies under contract with CMS to conduct surveys for the Medicare and Medicaid programs. In certain instances denial of certification or licensure revocation actions have occurred. There can be no assurance that we will not be subject to additional sanctions and penalties in the future as a result of such actions.

      In November 2002, CMS implemented Nursing Home Compare, a national initiative to publicly report quality measures to improve the quality of care of each Medicare and Medicaid certified nursing facility. In January 2004, CMS upgraded this program to include enhanced quality measures. This report uses a set of quality indicators calculated from the minimum data set assessments prepared by the nursing facilities on each resident. The quality measures are intended to assist consumers in evaluating nursing facilities, and to assist CMS in working with the nursing facility industry to develop quality improvement programs where needed.

      Medicare and Medicaid. Our SNFs are subject to various requirements for participation in government health insurance programs such as Medicare and Medicaid. To receive Medicare and Medicaid payments, each facility must also comply with a number of rules regarding charges and claims procedures, the violation of which can result in denial of reimbursement. Medicare is a health insurance program administered by the federal government for the aged, certain chronically disabled individuals and certain individuals with end-stage renal disease. Medicare benefits are not available for the costs of intermediate and custodial levels of care including but not limited to residents in ALFs; however, medical and physician services furnished to patients requiring such care may be reimbursable under Medicare. Medicaid is a means-tested entitlement health insurance program for certain low-income and needy individuals that is jointly funded by the federal and state governments and administered by the states.

      Cost-based Reimbursement System. Through December 31, 1998, for eight of our SNFs and through June 30, 1998, for 36 of our SNFs, the Medicare Program utilized a cost-based reimbursement system which, subject to limits fixed for the particular geographic area on the costs for routine services (excluding capital related expenses), reimbursed SNFs for reasonable direct and indirect allowable costs incurred in providing services as defined by the Medicare Program. Allowable reasonable costs normally included administrative and general costs, as well as operating costs and rental, depreciation and interest expenses. Reimbursement was subject to retrospective audit adjustment. An interim rate based upon estimated costs was paid by Medicare during the cost reporting period and a cost settlement was made following an audit of the actual costs as reported in the filed cost report. Such adjustments could result in additional payments being made to us or in recoupments from us. We provide for estimated retroactive audit adjustments as of each reporting period in our financial statements.

      Fiscal intermediaries also occasionally undertake a more in-depth audit of a facility’s billing or other records. In 1999, one of our fiscal intermediaries performed focused audits as a part of the normal annual audit process at certain of our SNFs. The auditors identified certain matters that represented a departure from prior practices of the fiscal intermediary. In 2000, we received adjustments on certain of these audits which totaled approximately $2.8 million. Substantially all of these amounts were repaid to the Intermediary during 2000. We have appealed these adjustments and believe that the ultimate resolution of these items will not have a material effect on our financial position or results of operations. While we do not believe that we are subject to any other focused reviews or audits, there can be no assurance that substantial monies will not be expended by us in connection with any such audit or to defend allegations arising therefrom. If it were found that a significant number of our Medicare claims failed to comply with Medicare billing or other requirements, our financial position and results of operations could be materially adversely affected.

      Prospective Payment System (“PPS”). The Balanced Budget Act of 1997 (the “Balanced Budget Act”) required, among other things, a phase-in of PPS for SNFs. Under PPS, Medicare reimbursement is determined by classifying a patient into one of 44 Resource Utilization Grouping (“RUG”) categories, based on the nature of the patient’s condition and services needed. The RUG classification determines the payment amount for each patient treated, and this amount is intended to cover all inpatient services for Medicare patients, including routine nursing care, most capital-related costs associated with the inpatient stay, and ancillary services, such as respiratory therapy, occupational therapy, speech therapy and certain covered drugs.

      In addition, the Balanced Budget Act granted states greater flexibility in establishing payment rates beginning October 1, 1997. There can be no assurance that budget constraints or other factors will not cause states to reduce Medicaid reimbursement to nursing facilities or that payments to nursing facilities will be made on a timely basis. Any such efforts to reduce Medicaid payment rates or failure of states to meet their

Medicaid obligations on a timely basis could have a material adverse effect on our financial position and results of operations.

      In 1999 and 2000, refinements were made to the Balanced Budget Act. These refinements restored substantial Medicare funding to SNFs and other healthcare providers originally eliminated by the Budget Act. A number of the refinements made in 1999 and 2000 remain in place today, including, among other things:

•	a 20% add-on for 12 high acuity non-therapy RUG categories; and

•	a 6.7% add-on for all rehabilitation RUG categories.

      These add-ons are scheduled to expire when the CMS implements refinements to the current RUG payment system. It is expected that these refinements will not be implemented until at least October 1, 2005. We cannot predict when CMS will release its refinements nor can we predict what their ultimate impact will be on our operating results or cash flows, if any.

      In addition, the 1999 and 2000 refinements to the Balanced Budget Act included a three-year moratorium on the Balanced Budget Act’s two $1,500 Part B therapy caps. The moratorium expired on December 31, 2002. After several delays in implementation during 2003, the annual caps of $1,590 for physical and speech therapy services combined and $1,590 for occupational therapy services, which were adjusted for inflation, were applied to services provided during the period from September 1, 2003 through December 8, 2003. On December 8, 2003, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Medicare Modernization Act”) was signed into law and included an additional two-year moratorium on the Part B therapy caps until December 31, 2005.

      The Medicare Modernization Act also increases by 128% the RUG payment for a SNF resident with AIDS, unless the Medicare program certifies that the facility’s applicable payment adjustment adequately compensates for the facility’s increased costs associated with caring for a resident with AIDS. The Medicare Modernization Act also adds a pilot program in certain states for national and state criminal background checks of workers who have direct patient access in long-term care facilities.

      CMS implemented two increases in nursing facility Medicare rates effective October 1, 2003. The first increase of 3.26% was a cumulative correction for understated market basket increases that CMS had relied on since 1998. The second increase of 3.0%, which is applied to the Medicare rates subsequent to being adjusted for the 3.26% increase above, was an annual market basket increase for the federal fiscal year beginning October 1, 2003.

      Therapy Regulation. We furnish therapy services on a contract basis to certain affiliated and unaffiliated providers. For Medicare patients, the providers bill the Medicare Program for reimbursement of the amounts paid to us for these services. Medicare Part A therapy services furnished in SNFs are reimbursed under the inpatient PPS as discussed above. Medicare Part B therapy services are reimbursed on a per-visit basis and, for Medicare, are based on the Medicare physician fee schedule. Providers have been paid under this fee schedule for therapy services since January 1, 1999. Therapy caps for all Part B rehabilitation services, as mentioned above, were delayed until December 31, 2005 under the Medicare Modernization Act. These provisions affect the reimbursement to us in connection with the services provided by On-Track, our outpatient therapy subsidiary, and for Part B services provided to patients of our SNFs.

      Pharmacy Regulation. Our pharmacies are subject to a variety of state licensing and other laws governing the storage, handling, selling or dispensing of drugs, in addition to federal regulation under the Food, Drug and Cosmetic Act and the Prescription Drug Marketing Act. Moreover, we are required to register our pharmacies with the United States Drug Enforcement Administration, and to comply with requirements imposed by that agency with respect to security and reporting of inventories and transactions. Medicare pays for the costs of prescription drugs furnished in a number of different settings. The Medicare Modernization Act contains a number of reforms that revise payment methodologies for outpatient settings, beginning January 1, 2004. Medicaid Programs generally reimburse pharmacies for drugs supplied to patients based on the cost of the drug plus a mark-up that varies depending on the type of drugs supplied.

      The Medicare Modernization Act also establishes a new Medicare outpatient prescription drug benefit, effective in 2006. The new drug benefit will be provided through risk-bearing private plans contracting with the government (including plans offering only the new drug benefit as well as integrated plans offering other Medicare benefits). The standard outpatient drug benefit will have a $250 annual deductible, 25% coinsurance requirement between the deductible and an initial benefit cap of $2,250 in drug spending. Then there will be a coverage gap until catastrophic coverage with a 5 percent copayment begins at $3,600 in out-of-pocket costs ($5,100 in drug spending).

      Referral Restrictions and Fraud and Abuse. We are also subject to federal and state laws that govern financial and other arrangements between healthcare providers or potential referral sources. Federal law, as well as the law in California, Texas and Arizona and other states, prohibits direct or indirect payments in some cases or fee-splitting arrangements between healthcare providers that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products and services. These laws include the federal Anti-Kickback Statute that prohibits, among other things, the knowing or willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, the referral of federal health care program patients, including Medicare and Medicaid patients. The definition of “remuneration” has been broadly interpreted to include anything of value, including, for example, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash and waivers of payments. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. A wide array of relationships and arrangements, including ownership interests in a company by persons who refer or are in a position to refer patients, as well as personal service agreements have, under certain circumstances, been alleged or been found to violate these provisions. Certain arrangements, such as the provision of services for less or above fair market value compensation, may also violate such laws. Because of the law’s broad reach, the federal government has published regulations, known commonly as “safe harbors,” which set forth the requirements under which certain relationships will not be considered to violate the law. These safe harbors set forth provisions that, if all their applicable requirements are met, will assure healthcare providers and other parties that they will not be prosecuted under the Anti-Kickback Statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy each applicable safe harbor may result in increased scrutiny by government enforcement authorities such as the Office of the Inspector General (“OIG”). One of these safe harbors protects payments for personal or management services, if the aggregate payments are set in advance, at a fair market rate and which do not vary with the value or volume of services referred, provided there is a written contract which meets certain requirements. A safe harbor for discounts, which focuses primarily on appropriate disclosure, is also available.

      A violation of the federal Anti-Kickback Statute and similar state laws could result in the loss of eligibility to participate the federal health care programs, including Medicare or Medicaid, and in criminal penalties of up to five years imprisonment and/or $25,000 in fines. In addition, some kickback allegations have been claimed to violate the federal False Claims Act, discussed in more detail below.

      In addition, the federal government and some states restrict certain business relationships between physicians and other providers of healthcare services. Effective January 1, 1995, the federal physician self-referral prohibition, also known as the Stark Law, prohibits any physician (or an immediate family member of the physician) with a financial relationship (defined as a direct or indirect ownership or investment interest or direct or indirect compensation arrangement) with an entity from making any Medicare or Medicaid referrals for a broad array of “designated health services” to such entity, unless an exception applies. It also prohibits an entity receiving a prohibited referral from billing and collecting for services rendered pursuant to such prohibited referral. “Designated health services” under the Stark Law include physical therapy, durable medical equipment and supplies, parenteral and enteral nutrients, equipment and supplies, home health services, outpatient prescription drugs, and inpatient and outpatient hospital services. A person who engages in a scheme to circumvent the Stark Law’s prohibitions may be fined up to $100,000 for each such arrangement or scheme. In addition, anyone who presents or causes to be presented a claim to the Medicare program in violation of the Stark Law is subject to monetary penalties of up to $15,000 per claim submitted, an assessment of several times the amount claimed, and possible exclusion from participation in federal healthcare programs. In addition, claims submitted in violation of the Stark Law may be alleged to be subject to liability under the federal False Claims Act and its whistleblower provisions (as discussed below).

      There are also various federal and state laws, including the federal False Claims Act, prohibiting other types of fraud by healthcare providers, including criminal provisions that prohibit filing false claims or making false statements to receive payment or certification under Medicare and Medicaid, or failing to refund overpayments or improper payments. Violation of these provisions is a felony punishable by up to five years imprisonment and/or $25,000 in fines. Federal civil provisions prohibit the known filing of a false claim or the known use of false statements to obtain payment. The penalties for such a violation are fines of not less than $5,500 or more than $11,000, plus treble damages, for each claim filed.

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

      OIG Work Plan. Under major anti-fraud demonstration projects, the OIG, in cooperation with other federal and state agencies, has focused on the activities of SNFs, home health agencies, hospices and DME suppliers in certain states, including California and Texas, in which we currently operate. The Fiscal Year 2004 OIG Work Plan identified twelve investigative focus areas relating to nursing home care. While management does not believe we are the subject of OIG investigations, there can be no assurance that substantial monies will not be expended by us to cooperate with any such investigation or to defend allegations arising therefrom. If it were found that any of our practices failed to comply with the anti-fraud provisions, we could be materially affected.

      Corporate Compliance Program. In July 1999, we implemented a formal corporate compliance program. This included the appointment of a Compliance Officer who oversees the program and reports directly to our Board of Directors. This program sets standards, policies and procedures regarding compliance with applicable laws governing financial relationships among healthcare providers or other potential sources of referrals and is designed to ensure that our business and billing practices comply with applicable laws. This program also formally establishes policies and procedures with respect to quality of care and resident’s rights. A toll-free compliance hotline has been established to provide employees and other persons the ability to report suspected violations or questionable practices.

      Pending Legislation. Government reimbursement programs are subject to statutory and regulatory changes, retroactive rate adjustments, administrative ceilings and government funding restrictions, all of which could materially decrease the rates paid to us for our services. Since 1972, Congress has consistently attempted to curb federal spending on healthcare programs. We expect that there will continue to be a number of state and federal proposals to reform Medicare and Medicaid reimbursement and coverage policies for healthcare services. We cannot, at this time, predict what healthcare reform legislation will ultimately be enacted and implemented or whether other changes in the administration or interpretation of the governmental healthcare programs will occur. There can be no assurance that future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs, if enacted, will not have a material adverse effect on our financial position or our results of operations.

Environmental Matters

      We are also subject to a wide variety of federal, state and local environmental and occupational health and safety laws and regulations. As a healthcare provider, we face regulatory requirements in areas of: air and water quality control; waste management; asbestos, polychlorinated biphenyls, and radioactive substances; employees and public requirements regarding hazardous materials and wastes; and certain other requirements.

      In our role as owner and/or operator of our facilities, we may be subject to liability for investigating and remediating any hazardous substances that are located on the property, including any such substances that may have migrated off, or emitted, discharged, leaked, escaped or been transported from the property. Part of our operations may involve the handling, use, storage, transportation, disposal and/or discharge of hazardous, infectious, toxic, radioactive, flammable and other hazardous materials, wastes, pollutants or contaminants. Such activities may result in damage to individuals, property or the environment; may interrupt operations and/or increase costs; may result in legal liability, damages, injunctions or fines; may result in investigations, administrative proceedings, penalties or other governmental agency actions; and may not be covered by insurance. There can be no assurance that we will not encounter such risks in the future, and such risks may result in material adverse consequences to our operations or financial condition.

Seasonality

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

Item 2.     Properties

      Our operations are conducted in owned and leased facilities located in California and Texas. Our corporate headquarters and primary administrative facilities are located in a 19,800 square foot leased facility containing office space in Foothill Ranch, California. We believe that our current facilities will be adequate for at least the next 12 months. We operate 53 skilled nursing facilities and assisted living facilities in California and Texas, 36 of which are owned or subject to a capital lease and 17 of which are leased, with a total of 7,037 licensed beds. We operate 3 leased pharmacy facilities in California and Texas.

      The following table provides information concerning the SNF’s and ALF’s currently operated by us.

	Owned(1)	Leased	Total	Beds

Skilled Nursing — California	12	14	26	3,045
Skilled Nursing — Texas	22	—	22	3,292

Total Skilled Nursing	34	14	48	6,337
Assisted Living — California	2	3	5	700

Grand Total	36	17	53	7,037

(1)	Includes five nursing facilities in California with an aggregate of 449 beds subject to capital leases.

Item 3.     Legal Proceedings

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

      On June 8, 1999 Amelia Sandoval, by and through her successor in Interest, Karen Jones and Karen A. Jones an individual filed a suit against us and certain individual employees in the Superior Court of California (Fresno County case #633197-9 Sandoval v. Summit Corporation, et al.) alleging twelve causes of action arising from the services provided by a subsidiary, Summit Care — California, Inc., at one of our skilled nursing facilities to Amelia Sandoval. The matter had been stayed by the Bankruptcy proceedings until the unsuccessful mediation was completed pursuant to stipulation related to the Bankruptcy ADR order, whereupon the case proceeded to trial in September, 2003 but was settled before the trial’s conclusion by confidential settlement agreement. The matter was fully insured, and the settlement did not require the use of our funds.

      From time to time, we have been a party to other professional liability claims and other litigation arising in the ordinary course of business. In the opinion of management, any liability beyond amounts covered by our insurance programs and the ultimate resolution of all pending legal proceedings will not have a material adverse effect on our financial position or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

      We did not submit any matter during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

      There is currently no established public trading market for any class of our equity securities.

Holders

      As of March 15, 2004, there were approximately 91 holders of our Class A common stock, 4 holders of our Class B common stock, and 4 holders of our Series A preferred stock. Pursuant to the Plan, holders of our Senior Subordinated Notes satisfied in the Reorganization are eligible to receive shares of our Class A common stock upon execution of an agreement to join our stockholders agreement. 979 shares of our Class A common stock remain reserved for issuance to an indeterminate number of such bondholders who have not yet executed this joinder agreement.

Dividend Policy

      Our Series A preferred stock provides for cumulative dividends that accrue at a rate of 12% per annum. As of December 31, 2003, accrued cumulative unpaid dividends on our Series A preferred stock was $13.8 million.

      We have not declared or paid a cash dividend on shares of our capital stock, and we do not anticipate paying any cash dividends for the foreseeable future. We presently intend to retain earnings to pay down debt, finance future operations, expansion and capital investment.

Securities Authorized for Issuance Under Equity Compensation Plans

      The table entitled “Securities Authorized for Issuance Under Equity Compensation Plans” in Item 12, Part III is incorporated herein by reference.

Recent Sales of Unregistered Securities

      The following sets forth information regarding all securities sold by us during the past three years:

      1. We filed our Plan with the Bankruptcy Court on June 30, 2003. Our Chapter 11 case was confirmed by an order of the Bankruptcy Court on July 10, 2003. Prior to the consummation of the Plan in August 2003, we had two classes of capital stock: common stock, $0.01 par value per share, of which shares were designated class A, class B and class C common stock, and preferred stock, $0.01 par value per share, of which shares were designated series A preferred stock. In addition, we had outstanding immediately exercisable warrants to purchase our series C common stock at an exercise price of $0.01 per share. Pursuant to the Plan, (i) each holder of series A common stock received 1.1142 shares of new common stock for each share of series A common stock held by them immediately prior to the Effective Date; (ii) all shares of series B common stock were cancelled; (iii) each holder of series C common stock received one share of common stock for each share of series C common stock held by them immediately prior to the Effective Date, (iv) each holder of series A preferred stock received one share of new series A preferred stock for each share of series A preferred stock held by them immediately prior to the Effective Date and (v) each holder of a warrant to purchase series C common stock received a warrant to purchase a number of shares of common stock that was equal to the number of shares of series C common stock issuable upon the exercise of warrants held by them immediately prior to the Effective Date. This transaction was exempt from registration pursuant to Section 1145(b) of Chapter 11 of United States Bankruptcy Code. We did not receive any cash proceeds from the issuance of our equity securities pursuant to the Plan.

      2. Pursuant to the Plan, in August 2003 we issued to the holders of Senior Subordinated Notes on a pro rata basis $106.8 million of Increasing Rate Notes and 68,642 shares of common stock. The issuance of such securities was in satisfaction of our Senior Subordinated Notes. This transaction was exempt from registration pursuant to Section 1145(b) of Chapter 11 of United States Bankruptcy Code.

Item 6.     Selected Financial Data

      The following selected consolidated financial and other operating data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes to those statements included elsewhere in this annual report. We have derived the consolidated statement of operations data for each of the five years in the period ended December 31, 2003 and our consolidated balance sheet data at December 31, 1999, 2000, 2001, 2002 and 2003 from our audited consolidated financial statements. The consolidated financial statements as of December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003 and the independent auditors’ report thereon, are included elsewhere in this Annual Report.

	Year Ended December 31,

	2003	2002	2001	2000	1999

Consolidated Statement of Operations Data:
Net revenues	$359,289	$341,547	$318,420	$301,911	$273,581
Total expenses before reorganization and other expenses	345,771	327,597	349,628	303,793	272,811
Income (loss) from continuing operations	13,518	13,950	(31,208)	(1,882)	770
Other expenses, net	15,349	12,304	122,211	—	—
Cumulative effect of change in accounting principle	12,261	—	—	—	—
Provision (benefit) for income taxes	(414)	748	(20,531)	(37)	1,149
Net income (loss)	(13,678)	898	(132,888)	(1,845)	(379)

	December 31,

	2003	2002	2001	2000	1999

Consolidated Balance Sheet Data:
Working capital (deficit)	$(9,267)	$(208,421)	$(226,349)	$(190,748)	$18,823
Total assets	260,841	257,755	254,474	385,468	395,036
Long-term debt	218,430	9,867	15,708	17,409	231,867
Shareholders equity (deficit)	(79,961)	(67,356)	(68,254)	64,634	66,479

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion of our financial condition and results of operations should be read in conjunction with the “Selected Financial Data” and the accompanying consolidated financial statements and notes to consolidated financial statements as listed in Item 8. The terms “company”, “we”, “our”, and “us” refer to Skilled Healthcare Group, Inc. and its consolidated subsidiaries (formerly known as Fountain View, Inc.).

General

      We are an operator of long-term care facilities and a provider of a broad range of post-acute care services, with a strategic emphasis on sub-acute specialty medical care. We operate a network of facilities in California and Texas, including 48 skilled nursing facilities (“SNFs”) that offer sub-acute, rehabilitative and specialty medical skilled nursing care, as well as five assisted living facilities (“ALFs”) that provide room and board and social services. Sub-acute care is generally short-term, goal-oriented rehabilitation care intended for individuals who have a specific illness, injury or disease, but who do not require many of the services provided in an acute care hospital. Sub-acute care is typically rendered immediately after, or in lieu of, acute hospitalization in order to treat such specific medical conditions. As of December 31, 2003, we had 7,037 licensed beds.

      In addition to long-term care, we provide a variety of high-quality ancillary services such as physical, occupational and speech therapy in facilities we operate and unaffiliated facilities. We also operate three institutional pharmacies (one of which is a joint venture), which serve acute care hospitals as well as SNFs and ALFs both affiliated and unaffiliated with us, and an outpatient therapy clinic.

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

      Following our petition for protection under Chapter 11, we and our subsidiaries continued to operate our businesses as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court through August 19, 2003, the Effective Date, when we emerged from bankruptcy pursuant to the terms of our Third Amended Joint Plan of Reorganization dated April 22, 2003 (the “Plan”). In connection with emerging from bankruptcy, we changed our name to Skilled Healthcare Group, Inc. From the date we filed the petition with the Bankruptcy court through December 31, 2003, we incurred restructuring charges totaling approximately $30.1 million.

      The principal components of reorganization expenses incurred during the three years ended December 31, 2003 are as follows (in thousands):

	2003	2002	2001

Professional fees	$7,336	$8,181	$4,315
Court-related services	503	711	380
Refinancing costs	1,990	762	—
Other fees	3,252	2,791	110
Less interest earned on accumulated cash	(115)	(141)	(18)

Total	$12,966	$12,304	$4,787

      On July 10, 2003, the Bankruptcy Court confirmed our Plan, which was approved by substantially all or our creditors and implemented on August 19, 2003. The principal provisions of the Plan included:

•	the incurrence by us of (i) approximately $32.0 million in indebtedness under new Revolving Credit Facilities; (ii) approximately $23.0 million under a new Secured Mezzanine Term Loan; and (iii) approximately $95.0 million under a new Senior Mortgage Term Loan;

•	the satisfaction of our 11 1/4% Senior Subordinated Notes due 2008 (“Senior Subordinated Notes”) upon the issuance or payment by us to the holders of Senior Subordinated Notes on a pro rata basis of; (i) $106.8 million of new Senior Subordinated Secured Increasing Rate Notes due 2008 (“Increasing Rate Notes”) that accrue interest at an initial rate of 9.25% and provide for annual rate increases, (ii) 58,642 shares of common stock and (iii) cash in the amount of $50.0 million, consisting of approximately $36.0 million in outstanding interest and approximately $14.0 million of principal;

•	the satisfaction of our $90 million Term Loan Facility and $30 million Revolving Credit Facility by the payment in full;

•	the issuance of one share of new series A preferred stock for each share of our existing series A preferred stock;

•	the cancellation of our series A common stock and the issuance of 1.1142 shares of new common stock for each share of cancelled series A common stock;

•	the cancellation of our series B common stock and options to purchase series C common stock, with no distribution made in respect thereof;

•	the cancellation of our series C common stock and the issuance of one share of new common stock for each share of cancelled series C common stock;

•	the cancellation of outstanding warrants to purchase series C common stock and the issuance of new warrants, on substantially the same terms, to purchase a number of shares of new common stock equal to the number of shares of series C common stock that were subject to the existing warrants so cancelled;

•	an amendment and restatement of our stockholders’ agreement;

•	the impairment of certain secured claims and the impairment of certain general unsecured claims; and

•	the restructuring of our businesses and legal structure.

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

•	Revenue recognition — Our revenues are derived primarily from providing long-term healthcare services. Approximately 83% of our net revenues are received from funds provided under Medicare and state Medicaid assistance programs. We record our revenues on an accrual basis as services are performed at their estimated net realizable value under these governmental programs. These revenues are subject to audit and retroactive adjustment by governmental and third-party agencies. Retroactive adjustments that are likely to result from future audits by third-party payors are accrued on an

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

•	Allowance for doubtful accounts — We maintain allowances for doubtful accounts for estimated losses resulting from non-payment of patient accounts receivable and third-party billings, and notes receivable from customers. We record bad debt expense monthly using a percentage of revenue approach that reflects our historical experience. In evaluating the collectibility of accounts receivable, we consider a number of factors, including the age of the accounts, changes in collection trends, the composition of patient accounts by payor the status of ongoing disputes with third-party payors and general industry conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. If, at December 31, 2003, we were to recognize an increase of 10% in the allowance for our doubtful accounts, our total current assets would be decreased by $1.0 million, or 1.7%.

•	Patient liability risks — Our general and professional liability reserve includes amounts for patient care related claims and incurred but not reported claims. General and professional liability costs for the long-term care industry have become increasingly expensive and difficult to estimate. The amount of our reserves is determined based on an estimation process that uses information obtained from both company-specific and industry data. The estimation process requires us to continuously monitor and evaluate the life cycle of the claims. Using data obtained from this monitoring and our assumptions about emerging trends, we along with our independent actuary develop information about the size of ultimate claims based on our historical experience and other available industry information. The most significant assumptions used in the estimate process include determining the trend in costs, and the expected cost of claims incurred but not reported and the expected costs to settle unpaid claims. Although we believe that our reserves are adequate, we cannot not assure you that this liability will not require a material adjustment in the future. If, at December 31, 2003, we were to recognize an increase of 10% in the reserve for general and professional liabilities our total liabilities would be increased by $2.7 million, or 0.8%.

•	Impairment of long-lived assets and goodwill — We periodically evaluate our long-lived assets, primarily consisting of our investments in real estate, for impairment indicators. If indicators of impairment are present, we evaluate the carrying value of the related real estate investments in relation to the future discounted cash flows of the underlying operations. Measurement of the amount of the impairment, if any, may be based on independent appraisals, established market values of comparable assets or estimates of future cash flows expected. The estimates of these future cash flows are based on assumptions and projections believed by management to be reasonable and supportable. They require management’s subjective judgments and take into account assumptions about revenue and expense growth rates. These assumptions may vary by type of long-lived asset. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, that we adopted January 1, 2002, goodwill is not amortized, but instead is subject to impairment tests performed at least annually. For goodwill, the test is performed at the reporting unit level as defined by SFAS No. 142. If we find that the carrying value of goodwill to be impaired, we must reduce the carrying value to fair value. We believe that our determination not to recognize an impairment loss on our long-lived assets and goodwill is a critical accounting estimate because this determination is susceptible to change, dependent upon events that are remote in time and may or may not occur, and because recognizing an impairment loss could result in a material reduction of the assets reported in our balance sheet.

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

Recent Accounting Pronouncements

      FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46) becomes applicable in our fiscal first quarter of 2004. Variable interest entities (VIEs) are entities that lack sufficient equity or whose equity holders lack adequate decision making ability based on criteria set forth in the interpretation. All of our VIEs must be evaluated under methods prescribed by this interpretation to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.

      We have an equity interest in a limited liability company that was formed with our joint venture partner American Pharmaceutical Services, Inc. that is currently not consolidated, but under current rules are accounted for under the equity method of accounting. For this entity, we may hold a variable interest. This entity may be considered a VIE under FIN 46, and it is possible that we may be required to consolidate this entity when FIN 46 becomes applicable. We are currently in the process of analyzing this entity to determine if it is a VIE and, if so, whether we are the primary beneficiary in which case consolidation would be required. We believe that any additional liabilities recognized as a result of consolidating any VIEs would not represent additional claims on our general assets; rather, they would represent claims against the additional assets recognized by us as a result of consolidating the VIEs. Conversely, we believe that any additional assets recognized as a result of consolidating any VIEs would not represent additional assets that we could use to satisfy claims against our general assets.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (Statement 150). This statement was developed in response to concerns expressed by preparers, auditors, regulators, and other users of financial statements about issuers’ classification in the balance sheet of certain financial instruments that have characteristics of both liabilities and equity but that have been presented between the liabilities section and the equity section of the balance sheet. The statement requires that financial instruments issued in the form of shares that are mandatorily redeemable be classified as liabilities. Mandatorily redeemable shares are defined as shares for which the issuer has an unconditional obligation to redeem at a specified or determinable date or upon an event that is certain to occur. The Company adopted Statement 150 on July 1, 2003. At that time, the Company’s Series A preferred stock, which is mandatorily redeemable was classified as a liability, implemented by reporting the cumulative effect of a change of accounting principle.

      Effective July 1, 2003, we recognized interest expense of $12.3 million related to the adoption of Statement 150. In accordance with the underlying provisions of Statement 150, such charge was recorded in our Consolidated Financial Statements as a cumulative effect of a change in accounting principle during the third quarter, 2003.

      The following table illustrates the effect on net income (loss) if the Company had recorded interest expense for the year ended December 31, 2003, 2002 and 2001 (in thousands):

	December 31,

	2003	2002	2001

Reported net (loss) income	$(13,678)	$898	$(132,888)
Reversal of cumulative effect	12,261
Interest expense on mandatorily redeemable Series A preferred stock	(1,502)	(2,760)	(2,464)

Pro forma net loss	$(2,919)	$(1,862)	$(135,352)

Results of Operations

      The following table sets forth the amounts of our consolidated revenues derived from the various sources of payment and certain operating data for our SNF’s and ALF’s for the three years ended December 31, 2003, 2002 and 2001 are as follows:

	2003	2002	2001

Medicare	$125,994	$136,868	$124,777
Medicaid	155,152	141,735	130,215
Private	36,410	37,823	41,679
Managed Care and other	41,733	25,121	21,749

	$359,289	$341,547	$318,420

Occupancy(1)
Skilled nursing	85.6%	82.8%	83.8%
Assisted living	59.0%	60.0%	64.9%
Total	82.8%	80.4%	81.8%

      Our occupancy percentage is computed based on the number of licensed beds.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

      Net revenues increased $17.7 million or 5.2% to $359.3 million for the year ended December 31, 2003 from $341.5 million for the year ended December 31, 2002. Net revenues increased due an increase of 2.4% in total average occupancy to 82.8% for the year ended December 31, 2003 from 80.4% for the year ended December 31, 2002 and increased Medicaid rates in California, partially offset by the negative rate variance related to a Medicare rate cut, which was effective October 1, 2002. Additionally, we acquired five facilities in northern California in the third and fourth quarters of 2003, which represented $6.9 million of the revenue increase. Net revenue for nursing services accounted for $299.3 million, or 83.3% of total net revenues, for the year ended December 31, 2003 as compared to $281.4 million, or 82.4% of total net revenues, for the year ended December 31, 2002. Net unaffiliated revenue for therapy services accounted for $17.7 million, or 4.9% of total net revenues, for the year ended December 31, 2003 as compared to $21.1 million, or 6.2% of total net revenues, for the year ended December 31, 2002. Net unaffiliated revenues from pharmacy services accounted for $42.4 million, or 11.8% of total net revenues, for the year ended December 31, 2003 as compared to $40.0 million, or 11.7% of total net revenues, for the year ended December 31, 2002. The increase in revenue for the Pharmacy operations was primarily due to new contracts and volume with existing contracts.

      Expenses, consisting of salaries and benefits, supplies, purchased services, provision for doubtful accounts and other expenses as a percent of net revenues remained the same at 84.3% of net revenue for the year ended December 31, 2003 and December 31, 2002. Expenses increased $14.8 million or 5.2% to $302.9 million for the year ended December 31, 2003 from $288.0 million for the year ended December 31, 2002. Salaries and benefits increased to 52.8% of net revenues in the year ended December 31, 2003 compared to 51.5% for the year ended December 31, 2002. The increase in salaries and benefits was largely due to the number of new patients requiring increased staffing and wage increases.

      Income before other expenses, rent, depreciation and amortization, and interest expense increased by $2.9 million or 5.4% to $56.4 million for the year ended December 31, 2003 from $53.5 million for the year ended December 31, 2002 and was 15.7% of net revenues for the year ended December 31, 2003 compared to 15.7% for the year ended December 31, 2002.

      Rent, depreciation and amortization and interest expense increased to $42.9 million in the year ended December 31, 2003 from $39.5 million for the year ended December 31, 2002. The increase is primarily due to interest expense related to higher interest rates associated with the new debt and interest recorded related to our Series A preferred stock.

      The charge related to decertification of a facility decreased $2.7 million for the year ended December 31, 2003 from no charges in the year ended December 31, 2002. The $2.7 million is the reversal of charges recorded in 2000 related to a facility decertification from the Medicare and Medicaid Programs. The Company appealed the decision, and in November 2002 a settlement was reached to provide for an earlier decertification and recovery of uncompensated care in the amount of approximately $2.7 million. Of the amount settled, a total of $2.7 million had been received through December 31, 2003. Financing costs were $4.1 million in the twelve months ended December 31, 2003 compared to no charges in the twelve months ended December 31, 2002. As part of our refinancing, we wrote off $4.1 million of deferred financed costs associated with debt that has been extinguished. Reorganization expense increased to $13.0 million for the year ended December 31, 2003 from $12.3 million for the year ended December 31, 2002. This increase is primarily related to greater activity by the various bankruptcy consultants and attorneys. The change in the fair value in the interest rate hedge was $1.0 million resulting in a charge of the same amount for the year ended December 31, 2003. The hedge was entered into in 2003, therefore there was no charge for the year ended December 31, 2002. We are required to reflect the change in the fair market value of the hedge in operations since the hedge does not qualify for hedge accounting, During 2003, the fair value of our interest rate hedge decreased $1.0 million from $2.9 million to $1.9 million.

      We recognized interest expense of $12.3 million related to the adoption of SFAS 150. In accordance with the underlying provisions of SFAS 150, such charge was recorded in the Company’s Consolidated Financial Statements as a cumulative effect of a change in accounting principle during the third quarter, 2003. The provision for income taxes decreased to a benefit of $.4 million for the year ended December 31, 2003 from a provision of $0.7 million for the year ended December 31, 2002. The decrease in the provision is based on an over payment of state income tax.

      Our net loss increased $14.6 million to $13.7 million for the year ended December 31, 2003 from a net income of $.9 million for the year ended December 31, 2002. The net loss was primarily due to the cumulative effect of a change in accounting principle related to the adoption of SFAS 150 for $12.3 million, the financing costs of extinguished debt written off for $4.1 million; the increase of reorganization costs of $0.7 million, which was partially offset by the reversal of a charge related to the decertification of a facility of $2.7 million.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      Net revenues increased $23.1 million or 7.3% to $341.5 million for the year ended December 31, 2002 from $318.4 million for the year ended December 31, 2001. Net revenues increased primarily due to the Medicare occupancy averaging 2.0% higher to 13.0% for the year ended December 31, 2002 compared to 11.0% for the year ended December 31, 2001. Net revenue for nursing services accounted for $281.4 million, or 82.4% of total net revenues, for the year ended December 31, 2002 as compared to $270.2, or 84.8% of total net revenues, for the year ended December 31, 2001. Net unaffiliated revenue for therapy services accounted for $21.1 million, or 6.2% of total net revenues, for the year ended December 31, 2002 as compared to $19.0 million, or 6.0% of total net revenues, for the year ended December 31, 2001. Net unaffiliated revenues from pharmacy services accounted for $40.0 million, or 11.7% of total net revenues, for the year ended December 31, 2002 as compared to $29.2 million, or 9.2% of total net revenues, for the year ended December 31, 2001. The increase in revenue for the Therapy and Pharmacy operations were primarily due to new contracts and volume with existing customers.

      Expenses, consisting of salaries and benefits, supplies, purchased services, provision for doubtful accounts and other expenses as a percent of net revenues decreased to 84.3% of net revenue for the year ended December 31, 2002 from 94.0% for the year ended December 31, 2001. Expenses decreased $11.2 million or 3.7% to $288.0 million for the year ended December 31, 2002 from $299.2 million for the year ended December 31, 2001. The decrease in expenses was primarily due to an additional provision for doubtful accounts in 2001 of $16.0 million. Salaries and benefits decreased to 51.5% of net revenues in the year ended December 31, 2002 compared to 53.3% for the year ended December 31, 2001. The decrease in salaries and benefits as a percentage of net revenue was largely due to the pharmacy services division accounting for 47.0% of the revenue increase which requires significantly less staffing to generate revenue than the nursing services division.

      Income before other expenses, rent, depreciation and amortization, and interest expense increased by $34.2 million or 177.8% to $53.5 million for the year ended December 31, 2002 from $19.3 million for the year ended December 31, 2001 and was 15.7% of net revenues for the year ended December 31, 2002 compared to 6.0% for the year ended December 31, 2001.

      Rent, depreciation and amortization and interest expense decreased to $39.5 million in the year ended December 31, 2002 from $50.5 million for the year ended December 31, 2001. The decrease is primarily due to depreciation expense which decreased in 2002 as a result of the impairment of long-lived assets in the third quarter of 2001 and the fact that we no longer amortize goodwill effective January 1, 2002, in accordance with SFAS No. 142.

      Reorganization expense increased to $12.3 million for the year ended December 31, 2002 from $4.8 million for the year ended December 31, 2001. This increase is primarily related to the fact that the Company’s bankruptcy filing was on October 2, 2001 and thus 2001 reflects only three months of expenses compared to twelve months in 2002. The provision for the impairment of long-lived assets decreased to zero in 2002 compared to $117.4 million in 2001. In the third quarter of 2001, the Company determined that the Company’s liquidity problems and Chapter 11 filing served as an indication to the Company that the carrying values of the long-lived assets may be impaired. As a result, during the third quarter of 2001, the Company revised its projections of future cash flows and, where the carrying value of the long-lived assets exceeded the estimated undiscounted cash flows, the Company estimated the fair market value of these assets using a discounted cash flow model. Impairments were recorded based on the excess of the carrying value over the fair market value of such assets.

      The provision for income taxes increased to $.7 million for the year ending December 31, 2002 from a benefit of $20.5 million for the year ended December 31, 2001. The increase in the provision for income taxes is primarily related to the fact that the Company recognized a benefit of $17.6 million in 2001 in connection with the write-off of its long lived assets.

      Our net income increased $133.8 million to $.9 million for the year ended December 31, 2002 from a net loss of $132.9 million for the year ended December 31, 2001. The net increase was due primarily to the impairment of long-lived assets of $117.4 in 2001. Additionally, the Company recorded a charge to the provision for doubtful accounts of $16.0 million in 2001. Depreciation expense decreased $8.3 million in 2002 compared to 2001 due to the impairment of long-lived assets. This was partially offset by the increase in reorganization costs of $7.5 million in 2002 compared to 2001.

Liquidity and Capital Resources

      As of December 31, 2003, cash and cash equivalents were $2.7 million compared to $20.5 million at December 31, 2002. Our principal sources of liquidity to fund ongoing operations for the year ended December 31, 2003 were cash provided by operations and existing cash and cash equivalents.

      Cash flow used in operations for the year ended December 31, 2003 was $15.0 million, a decrease of $45.4 million compared with cash provided by operations for the year ended December 31, 2002 of $30.4 million. Cash was used primarily by a net loss of $13.7 million, a decrease in accounts payable, accrued liabilities and accrued interest payable of $28.4 million, and an increase in accounts receivable of $2.3 million. The decrease in accounts payable and accrued liabilities includes payments totaling $12.1 million to our secured creditors upon our emerging from bankruptcy. Cash provided by operations consisted of increases in accrued payroll and related of $2.0 million and prepaid expenses and accrued interest related to the cumulative effect of adopting SFAS 150 of $12.3 million, the write-off of $4.1 million in financing costs associated with the debt we extinguished upon emerging from bankruptcy, depreciation and amortization of $9.8 million, a change in the fair value of our interest rate hedge $1.0 million, and the provision for doubtful accounts of $3.6 million.

      Cash flow used in investing activities for the year ended December 31, 2003 was $26.3 million, an increase of $21.3 million compared with cash used for the year ended December 31, 2002 of $5.0 million. The principal elements of this increase are additions to property and equipment of $19.4 million, of which $13.1 million is property subject to capital lease and our funding of $4.5 million to our Workers’ Compensation captive. Cash provided in investing activities consisted of the proceeds from the sale of property and equipment of $1.7 million.

      Net cash provided by financing activities totaled $23.5 million for the year ended December 31, 2003. The source of our cash provided in financing activities was proceeds from the issuance of long-term debt of approximately $132 million and borrowings under our Revolving Credit Facility, offset by the cash used in financing activities. Cash used in financing activities includes:

•	an aggregate of $76.6 million to fund the payment in full of our pre-petition $30 million Revolving Credit Facility and $90 million Term Loan Facility;

•	a $50.0 million payment to holders of our Senior Subordinated Notes pursuant to the terms of our Plan ($36 million of this payment was for accrued interest);

•	$22.4 million in repayments on long-term debt;

•	$11.6 million to exercise the option to purchase four SNF’s;

•	$4.3 million in financing costs incurred in connection with our emergence from bankruptcy and incurrence of associated debt; and

•	$2.9 million to purchase an interest rate hedge in accordance with the terms of our Senior Mortgage Term Loan. We purchased the interest rate hedge in August 2003 to limit our interest rate risk on the $95 million Senior Mortgage Term Loan, under which we will receive payment from the counterparty of amounts we are required to pay in the event that LIBOR exceeds 4.5%. The hedge is treated as a cash flow hedge for accounting purposes, which requires us to adjust the carrying value of the hedge asset at each reporting period to the current value.

      Our Senior Mortgage Term Loan is collateralized by liens on 30 skilled nursing facilities. Under the terms of the loan we are required to maintain the following reserve accounts: (i) a debt service reserve account in the amount of $2.7 million to cover shortfalls in the cash available for debt service payments, (ii) a reserve collected monthly for the payment of real property taxes and certain insurance programs, (iii) a replacement reserve for reimbursement to us for capital expenditures made to the secured facilities.

      On August 19, 2003, pursuant to the Company Plan, the Company satisfied the terms of the Senior Subordinated Notes with a payment to the holders on a pro rata basis of $50.0 million, consisting of approximately $36.0 million in outstanding interest and approximately $14.0 million of principal. At that time, the holders of the Senior Subordinated Notes received on a pro rata basis in new Senior Subordinated Secured Increasing Rate Notes due in August 2008, that accrue interest at an initial rate of 9.25% and provide for annual rate increases. The Company accrues interest on the new Senior Subordinated Notes using the effective interest rate method which straight lines the interest cost over the loan term. At December 31, 2003, the Company had accrued approximately $1.3 million in excess of the pay rate for the semi-annual interest payments.

      Our general and professional liability reserve is estimated based on our independent actuaries quarterly using the most recent trends of claims, settlements and other relevant data from our Company’s and industry loss history. General and professional liability costs for the long-term care industry have become increasingly more difficult to estimate. Based on the information provided by our independent actuaries, at December 31, 2003, we have reserved $26.7 million for these costs. We have estimated approximately $3.0 of the total to be payable in the coming year, however there are no set payment schedules and there can be no assurances that the payment amount in 2004 will not be significantly larger.

      Our ability to make acquisitions of new businesses and capital expenditures is restricted by the terms of the new refinancing credit agreement. Under these restrictions we are limited to $5.0 million per year on acquisitions and $7.0 million on capital expenditures. Permitted capital expenditures to renovate or improve our facilities will be funded by the Company’s operating cash flows or borrowings under its revolving credit line.

      Based upon our current plans, level of operations and business conditions, we believe that our cash generated from operations together with available borrowing under our $32.0 million revolving credit lines will be sufficient to meet our capital requirements and working capital needs for the foreseeable future. However we cannot assure you that we will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to us.

Contractual Obligations

      The following table sets forth our contractual obligations as of December 31, 2003 (in thousands):

		Payments Due by Period

		Less			More
		Than			Than
	Total	1 Yr.	1-3 Yrs.	3-5 Yrs.	5 Yrs.

Long-term debt(1)	$240,869	$24,692	$13,628	$196,164	$6,385
Capital lease obligations(1)	14,093	11,285	312	312	2,184
Operating lease obligations(2)	67,491	7,161	12,133	11,458	36,739

	$322,453	$43,138	$26,073	$207,934	$45,308

(1)	See Note 6. to the Consolidated Financial Statements for a description of our long-term debt and capital lease obligations.

(2)	See Note 12. to the Consolidated Financial Statements for a description of our non-cancellable operating lease obligations.

Transactions with Related Parties

Leased Facilities

      Our former Chief Executive Officer and current director, and his wife, a former Executive Vice President of the Company, own the real estate for four of the Company’s leased facilities. Such real estate has not been included in the financial statements for any of the years presented herein. Lease payments to these related parties under operating leases for these facilities for the years ended December 31, 2003, 2002 and 2001 were $1.8 million, $1.9 million and $1.9 million, respectively.

Medical Supply Company

      Our former Executive Vice President, who is also the wife of the Company’s former Chief Executive Officer and current director, owned approximately 33% of a medical supply company that provides medical supplies and equipment to the Company pursuant to a supply contract. In May 2003, this ownership interest was fully divested. As part of our on-going effort to review and renegotiate all of our material executory contracts during the reorganization proceeding, the agreement was amended, first in September 2002 and subsequently in April 2003. The agreement, as amended, provides for an approximately 5% price reduction on medical supplies and equipment, effective through April 30, 2008. Billings for medical supplies from this related company for the year ended December 31, 2003, 2002 and 2001 were $5.4 million, $4.5 million and $4.9 million, respectively. We believe that the terms of this supply agreement are at least as favorable to the us as could be obtained from third parties in an arms length transaction.

Notes Receivable

      We have a limited recourse promissory note receivable from the Chairman of the Board of Directors in the amount of approximately $2.5 million with an interest rate of 5.7%. The Note is due on the earlier of April 15, 2007 or the sale by the Chairman of 20,000 shares of our common stock pledged as security for the note. We have recourse for payment up to $1.0 million of the principal amount of the note.

      In September 2002, we extended a limited recourse loan in the principal amount up to $0.5 million to our Chief Executive Officer. The note, which was secured by a deed of trust on the residential property of the Chief Executive Officer, bore interest at a rate of 8.0% per annum and required monthly payments payable on the first day of each month beginning on the first day of October 2002. The entire principal balance of the note together with the accrued interest thereon was due and payable on the earlier of December 1, 2003 or upon the sale of the property securing the loan. In October 2003, the outstanding principal and interest on the loan was paid in full.

Factors That May Affect Future Results

FORWARD-LOOKING INFORMATION

      This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business, our beliefs and management’s assumptions. Examples of such forward-looking statements include our expectations with respect to our strategy, expansion opportunities, extension of our business model, customer demand and future growth. We believe that our expectations are based upon reasonable beliefs, assumptions, and information available to our management at the time the statements are made, however, such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Numerous factors may affect our actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on our behalf. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words, “believes,” “anticipates,” “plans,” “expects,” “estimates,” “assumes,” “could,” “projects,” “intends,” “may,” “will,” “continue” and similar expressions are intended to identify forward-looking statements. Factors that may cause such differences include those risk factors discussed below. Except as required by the federal securities laws or the rules and regulation of the Securities and Exchange Commission, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this report, whether as a result of new information, future events changes in assumptions or otherwise.

RISK FACTORS

We depend heavily on reimbursement from Medicare, Medicaid and other third-party payors and reimbursement rates from these payors may be reduced.

      We derive a substantial portion of our revenue from third-party payors, including the Medicare and Medicaid programs. For the year ended December 31, 2003, we derived approximately 40%, 43% and 10% of our total revenue from the Medicare program, the Medicaid program and private third party payor programs, respectively.

      Third-party payor programs are highly regulated and are subject to frequent and substantial changes. Changes in the reimbursement rates or methods of payment from third-party payors, including the Medicare and Medicaid programs, or the implementation of other measures to reduce reimbursements for our services, could result in a substantial reduction in our revenue and operating margins.

      Medicare and Medicaid have implemented numerous initiatives to contain healthcare costs by limiting reimbursement rates and coverage policies, providing for more restrictive reimbursement regulations, increasing case management review and operational requirements and negotiating reduced contract pricing. Private third-party payors, which are parties responsible for the payment for medical services received by others, other than the Medicare and Medicaid programs, are also continuing their efforts to control healthcare costs through direct contracts with healthcare providers, increased utilization reviews, or reviews of the propriety of, and charges for, services provided, and greater enrollment in managed care programs and preferred provider organizations. These private payors increasingly are demanding discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk associated with the provision of care.

      Since the federal Medicare program restricts coverage to patients who require skilled care and state-administered Medicaid programs generally provide more restricted coverage and lower reimbursement rates than private pay sources, the sources and amounts of our patient revenue are determined by a number of factors, including licensed bed capacity of our facilities, occupancy rate, payor mix, type of services rendered to the patient and rates of reimbursement among payor categories (private and other payors, Medicare and Medicaid). Accordingly, changes in the case mix of patients, the mix of patients by payor type and payment methodologies may significantly affect our profitability. In particular, changes which increase the percentage of Medicaid residents within our facilities could have a material adverse effect on our financial operations, especially in states whose reimbursement levels are below our operating costs.

      We cannot assure you that reimbursement payments and coverage policies under third-party payor programs will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement under these programs. We could be adversely affected by the continuing efforts of third-party payors, including the Medicare and Medicaid programs, to contain the amount of reimbursement we receive for healthcare services. Future changes in the reimbursement rates or methods of third-party payors or the implementation of other measures to reduce reimbursement for our services could result in a substantial reduction in our revenue and a material adverse effect on our operations and financial condition.

Our Substantial Leverage Could Adversely Affect Our Financial Condition.

      Our business is highly leveraged. As of December 31, 2003, we have debt of approximately $255.0 million, $19.5 million of which is scheduled to mature in 2004. In addition our mandatorily redeemable Series A preferred stock and accumulated unpaid dividends totaled $28.8 million at December 31, 2003. We also had a stockholders’ equity deficit of approximately $80.0 million.

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

We Conduct Business in a Heavily Regulated Industry, and Compliance with any Changes in Regulations May Result in Increased Costs that Reduce Our Revenue and Profitability.

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

      SNF Regulation. Long-term care facilities must comply with certain regulatory requirements to participate either as a SNF under Medicare or a nursing facility under Medicaid. Failure to substantially comply with these requirements may result in termination of the facility’s Medicare and Medicaid provider agreements, after which the facility would be unable to receive payment for services provided to Medicare or Medicaid patients until the facility reapplies or is otherwise reinstated or recertified to participate in Medicare or Medicaid. We cannot assure you that we will be able to maintain compliance with these regulatory requirements at all times, or that we will not be required to expend significant resources to do so.

      Pharmacy Regulation. Our pharmacies are subject to a variety of state licensing and other laws governing the storage, handling, selling or dispensing of drugs, in addition to federal regulation under the Food, Drug and Cosmetic Act and the Prescription Drug Marketing Act. Moreover, we are required to register our pharmacies with the United States Drug Enforcement Administration, and to comply with requirements imposed by that agency with respect to security and reporting of inventories and transactions. Medicare pays for the costs of prescription drugs furnished in a number of different settings. the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Medicare Modernization Act”) contains a number of reforms that revise payment methodologies for outpatient settings, beginning January 1, 2004. Medicaid Programs reimburse pharmacies for drugs supplied to patients based on the cost of the drug plus a mark-up that varies depending on the type of drugs supplied.

      The Medicare Modernization Act also establishes a new Medicare outpatient prescription drug benefit, effective in 2006. The drug benefit will be provided through risk-bearing private plans contracting with the government (including plans offering only the drug benefit as well as integrated plans offering other Medicare benefits). The standard outpatient drug benefit will have a $250 annual deductible, 25% coinsurance requirement between the deductible and an initial benefit cap of $2,250 in drug spending. Then there will be a coverage gap until catastrophic coverage with a 5 percent copayment begins at $3,600 in out-of-pocket costs ($5,100 in drug spending).

      The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) established uniform standards governing the conduct of certain electronic health care transactions and protecting the security and privacy of individually identifiable health information maintained or transmitted by health care providers, health plans and health care clearinghouses. Two standards have been promulgated under HIPAA with which we currently are required to comply. We must comply with the Standards for Privacy of Individually Identifiable Health Information, which restrict our use and disclosure of certain individually identifiable health information. We have been required to comply with the Privacy Standards since April 14, 2003. We must also comply with the Standards for Electronic Transactions, which establish standards for common health care transactions, such as claims information, plan eligibility, referral certification and authorization, claims status, plan enrollment and disenrollment and payment and remittance advice. We have been required to comply with these Standards since October 16, 2003. While we believe that we were HIPAA compliant by such date, there is a significant risk that many of the state Medicaid programs from which we receive Medicaid reimbursement are not and will not be compliant in the near term, particularly in light of the budget deficits many of them are facing. In the event that a state is unable to process our HIPAA compliant requests for payment, our liquidity could be adversely affected. Two other standards relevant to our use of medical information have been promulgated under HIPAA, although our compliance with these standards is not yet required. The Security Standards will require us to implement certain security measures to safeguard certain electronic health information by April 21, 2005. In addition, CMS recently published a final rule, which will require us to adopt unique health identifiers for use in filing and processing health care claims and other transactions by May 23, 2007. While the government intended this legislation to reduce administrative expenses and burdens for the health care industry, our compliance with this law may entail significant and costly changes for us. If we fail to comply with these standards, we could be subject to criminal penalties and civil sanctions.

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

      Additionally, HIPAA granted expanded enforcement authority to the Department of Health and Human Services and the U.S. Department of Justice and provided enhanced resources to support the activities and responsibilities of the Office of Inspector General and Department of Justice by authorizing large increases in funding for investigating fraud and abuse violations relating to healthcare delivery and payment.

      Various laws including antikickback, antifraud and abuse amendments codified under the Social Security Act prohibit certain business practices and relationships that might affect the provision and cost of healthcare services reimbursable under Medicare and Medicaid, including the payment or receipt of remuneration for the referral of patients whose care will be paid by Medicare or other governmental programs. Sanctions for violating the antikickback, antifraud and abuse amendments under the Social Security Act include criminal penalties, civil sanctions, fines and possible exclusion from government programs such as Medicare and Medicaid.

      In addition, the Social Security Act broadly defines the scope of prohibited physician referrals under the Medicare and Medicaid programs to providers with which they have ownership or certain other financial arrangements. Many states have adopted or are considering similar legislative proposals, some of which extend beyond the Medicaid program, to prohibit the payment or receipt of remuneration for the referral of patients and physician self-referrals regardless of the source of the payment for the care. These laws and regulations are complex and limited judicial or regulatory interpretation exists. We cannot assure you that governmental officials charged with responsibility for enforcing the provisions of these laws and regulations will not assert that one or more of our arrangements are in violation of the provisions of such laws and regulations.

      State and federal governments are devoting increasing attention and resources to anti-fraud initiatives against healthcare providers. HIPAA and the Balanced Budget Act expand the penalties for healthcare fraud, including broader provisions for the exclusion of providers from the Medicare and Medicaid programs and the establishment of civil monetary penalties for violations of the anti-kickback provisions. While we believe that our practices are consistent with Medicare and Medicaid guidelines, those guidelines are often vague and subject to interpretation. There can be no assurance that aggressive anti-fraud enforcement actions will not adversely affect our business.

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

Recent legislation establishing a competitive bidding process under Medicare could negatively affect our business.

      Recently, CMS conducted competitive bidding demonstrations for certain Medicare services. Under the Medicare Modernization Act, starting in 2007, Medicare will begin a nationwide competitive bidding program in ten high-population metropolitan services areas for certain high cost and high utilization items. The program will expand to cover 80 metropolitan services areas in 2009 and additional areas thereafter. Competitive bidding will require suppliers to compete for the exclusive or limited rights to provide items to beneficiaries in a defined region. Only a limited number of suppliers will be selected in any given metropolitan services area, resulting in restricted supplier choices for beneficiaries.

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

      Both federal and state government agencies have heightened and coordinated civil and criminal enforcement efforts under these regulations as part of numerous ongoing investigations of health care companies and, in particular, skilled nursing facilities. This includes investigations of:

•	cost reporting and billing practices;

•	quality of care;

•	financial relationships with referral sources; and

•	the medical necessity of services provided.

      In some cases or upon repeat violations, the reviewing agency may take a number of adverse actions against a facility. These adverse actions include:

•	the imposition of fines;

•	refunding amounts paid to the facility pursuant to the Medicare or Medicaid programs or from private payors;

•	temporary suspension of payment for new patients to the facility;

•	decertification from participation in the Medicaid or Medicare programs; or

•	revocation of a facility’s license.

      We have been subject to certain of these adverse actions in the past and could be subject to adverse actions in the future, which could result in significant penalties, as well as adverse publicity. Any such penalties or adverse publicity could have a material adverse effect on our financial condition and results of operations.

      We also are subject to potential lawsuits under a federal whistleblower statute designed to combat fraud and abuse in the health care industry. These lawsuits can involve significant monetary awards to private plaintiffs who successfully bring these suits.

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

Healthcare reform legislation could affect our revenues and financial condition.

      In addition to extensive existing government healthcare regulation, there are numerous initiatives at the federal and state levels for comprehensive reforms affecting the payment for and availability of healthcare services, including a number of proposals that would significantly limit reimbursement under the Medicare and Medicaid programs. It is not clear at this time what proposals, if any, will be adopted or, if adopted, what effect these proposals would have on our business. Aspects of certain of these healthcare proposals, such as reductions in Medicare and Medicaid program expenditures, containment of healthcare costs on an interim basis by means that could include a short-term freeze on prices charged by healthcare providers, and permitting greater state flexibility in the administration of Medicaid, could potentially affect our revenues and financial condition.

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

      Due to the rising cost and limited availability of liability insurance we have an occurrence and aggregate coverage limit of $4 million and $5 million, respectively, and our overall company-wide aggregate coverage limit is $5 million maintain, an unaggregated $0.3 million and $1.0 million self-insured retention per claim, in California and Texas, respectively. Additionally, we self insure the first $0.5 million and $1.0 million self-insured retention per claim of each employee injury claim, in California and Texas, respectively. Because we are largely self-insured on both the personal and general liability and workers’ compensation programs, there is no limit on the maximum number of claims or amount for which we can be liable in any policy period. Although we base our loss estimates on independent actuarial analyses, which determine expected liabilities on an undiscounted basis, including incurred but not reported losses, based upon the available information to date, the ultimate amount of the losses could exceed our estimates and our insurance limits. In the event our actual liability exceeds our estimates for any given period, our results of operations and financial condition could be materially adversely impacted.

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

      We operate a number of facilities in California, which has enacted legislation establishing minimum staffing requirements for facilities operating in this state. Each facility in California must satisfy established minimum nursing hours of direct care per resident per day. Our ability to satisfy these requirements will depend upon our ability to attract and retain qualified nurses, certified nurses’ assistants and other staff. Failure to comply with these requirements may result in the imposition of fines or other sanctions. If the state does not appropriate sufficient additional funds, through Medicaid program appropriations or otherwise, to pay for any additional operating costs resulting from minimum staffing requirements, our profitability may be adversely affected.

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

      Texas regulations require health care providers (including skilled nursing facilities, home health agencies, hospices and assisted living centers) to obtain prior approval, known as a certificate of need for:

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

      We intend to selectively pursue acquisitions of nursing centers, pharmacies and other related healthcare operations. Acquisitions may involve significant cash expenditures, debt incurrence, additional operating losses, amortization of certain intangible assets of acquired companies, dilutive issuances of equity securities and expenses that could have a material adverse effect on our financial position, results of operations and liquidity. Acquisitions involve numerous risks, including:

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

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

      Certain of our debt obligations are sensitive to changes in interest rates. The rates on our senior debt and revolving loan facilities, which both bear interest at LIBOR plus an applicable margin, are reset at various intervals. To mitigate our risk in an increasing interest rate environment, we purchased from a highly rated counter party a hedge in August 2003 to limit our exposure to an increase in the interest rate under our Senior Mortgage Term Loan in the event that LIBOR exceeds of 4.5%. We have not experienced significant changes in market risk due to the relative stability of interest rates during the fiscal 2003.

Item 8.	Financial Statements and Supplementary Data

      The financial statement information, including the report of independent accountants, required by this Item 8 is set forth on pages F-1 to F-39 of this Annual Report on Form 10-K and is hereby incorporated into this Item 8 by reference. The Quarterly Information required by this Item 8 is set forth on page F-38 of this Annual Report on Form 10-K and hereby incorporated into this Item 8 by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

      None.

Item 9A.	Controls and Procedures

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

      We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003, the end of the annual period covered by this report. Based on the forgoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

      There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Executive Officers and Directors

      The following table sets forth certain information as of March 15, 2004, about our executive officers and members of our board of directors.

Name	Age	Position

Boyd Hendrickson	59	Chief Executive Officer and Director
Jose Lynch	34	President
John H. Harrison	43	Chief Financial Officer and Treasurer
Roland Rapp	42	General Counsel, Chief Administrative Officer and Secretary
William C. Scott	67	Chairman and Director
Michael Gilligan	48	Director
Scott Gross	58	Director
Peter Hermann	49	Director
Mark J. Jrolf	39	Director
Tim Parris	47	Director
Michel Reichert	53	Director
Robert M. Snukal	61	Director

      Boyd Hendrickson, 59, Chief Executive Officer and Director. Mr. Hendrickson has served as Chief Executive Officer and Director since April of 2002. Before joining us, Mr. Hendrickson served as President and CEO for Evergreen Healthcare from January 2000 to April 2002. From 1988 to January 2000, Mr. Hendrickson served in various senior management roles, including President and Chief Operating Officer of Beverly Enterprises, the nation’s largest long-term healthcare company, where he also served on the Board of Directors. Mr. Hendrickson was also co-founder, President and Chief Operating Officer of Care Enterprises, and Chairman and Chief Executive Officer of Hallmark Health Services.

      Jose Lynch, 34, President. Mr. Lynch has served as President since February of 2002. During his more than 12 years of executive experience in the nursing home industry, he served as Senior Vice President of Operations and as Corporate officer of the Western Region for Mariner Post-Acute Network from November 1999 to February 2002, where he was responsible for the operation of 30 skilled nursing and assisted living centers in California. Mr. Lynch also served as Regional Vice President of Operations for the Western Region for Mariner Post-Acute Network from May 1998 to November 1999, where he controlled the operations of 20 skilled nursing and rehabilitation hospitals and two assisted living centers in California.

      John H. Harrison, 43, Chief Financial Officer and Treasurer. Mr. Harrison has served as Chief Financial Officer and Treasurer since July of 2002. Prior to joining us, John served as Controller and Treasurer of Evergreen Healthcare Management from April 2001 to June 2002. From September 1989 to March 2001, Mr. Harrison held various positions with Beverly Enterprises including Vice President of Finance for Beverly Care Alliance, served as Chief Financial Officer for the outpatient clinic division of Beverly, and was acting Chief Financial Officer for the home care and contract rehabilitation therapy divisions.

      Roland Rapp, 42, General Counsel, Chief Administrative Officer and Secretary. Mr. Rapp has served as General Counsel, Chief Administrative Officer and Secretary since March 2002. He has approximately 21 years of experience in the healthcare and legal sectors. From June 1993 to March 2002, Mr. Rapp was the Managing Partner of the law firm of Rapp, Kiepen and Harman, and was Chief Financial Officer for Vintage Estates from November 1997 to March 2002, both based in Pleasanton, California. His law practice centered on healthcare law and primarily focused on long-term care based on his prior experience as nursing home administrator and director of operations for a small nursing home chain.

      William C. Scott, 67, Chairman and Director. Mr. Scott has served as Director and Chairman since March 1998. Mr. Scott has held various positions with Summit since December 1985, including Chief Executive Officer and Chief Operating Officer. Mr. Scott served as Senior Vice President of Summit Health, Ltd., Summit’s former parent company, from December 1985 until its acquisition by OrNda Health Corp. in April 1994.

      Michael Gilligan, 48, Director. Mr. Gilligan has served as Director since March 1998. Since December 1993, Mr. Gilligan has been a General Partner of Heritage Partners, Inc., a Boston-based private investment firm that is the advisor and sponsor to Heritage. Prior to 1994, Mr. Gilligan was a director of BancBoston Capital, Inc., a private investment firm.

      Scott Gross, 58, Director. Mr. Gross has been a Director since December 1999. Since February 2004, Mr. Gross has served as the Chief Executive Officer of Rivien Health, LLC, an operator of out-patient therapy clinics. Prior to joining Rivien Health, Mr. Gross was a private investor from January 2001 to January 2004. Mr. Gross was President and Chief Executive Officer of Primus Management, Inc., a successor organization to Alpha Hospital Management, Inc., where he was President and Chief Executive Officer from 1989 to December 2000.

      Peter Hermann, 49, Director. Mr. Hermann has served as Director since March 1998. Since December 1993, Mr. Hermann has been a General Partner of Heritage Partners, Inc., a Boston-based private investment firm that is the advisor and sponsor to Heritage. Prior to 1994, Mr. Hermann was a Director of BancBoston Capital, Inc., a private investment firm.

      Mark J. Jrolf, 39, Director. Mark J. Jrolf has been a Director since August 1997. Since February 1997, Mr. Jrolf has been a Partner and Vice President of Heritage Partners, Inc., a Boston-based private investment firm that is the advisor and sponsor to Heritage. From September 1993 to September 1996, Mr. Jrolf was a consultant with McKinsey & Co., specializing in healthcare.

      Tim Parris, 47, Director. Mr. Parris has served as director since June 1999. Since January 2000, Mr. Parris has served as president of Baylor University Medical Center in Dallas and executive vice president of Baylor Health Care System, overseeing operations of Baylor Health Enterprises and several Baylor facilities, including Baylor Institute for Rehabilitation, Baylor Specialty Hospital, Our Children’s House at Baylor and Baylor Medical Center-Ellis County. From January 1996 to January 2000, Mr. Parris served as executive vice president and chief operating officer of Baylor University Medical Center and administrative assistant and executive director of the Baylor Institute for Rehabilitation.

      Michel Reichert, 53, Director. Michel Reichert has served as Director since August 1997. Mr. Reichert is the Managing General Partner of Heritage Partners, Inc., a Boston-based private investment firm that he formed in 1993. He is responsible for guiding the overall operating and investment philosophy from the origination of transactions to the ultimate disposition of the investments. He is a graduate of the University of Bourges, France with a specialty in Business Administration. Mr. Reichert is presently on the Board of Pure Beauty, Inc., APX, Inc., Advance Group, Inc., Skilled Healthcare Group, Inc., Diam International, idX Corp., and Enterprise NewsMedia, LLC.

      Robert M. Snukal, 61, Director. Mr. Snukal has served as Director since August 1997. From August 1997 to February 2002, Mr. Snukal served as a Director and President of each of Fountain View, Inc.’s then subsidiaries, which were owned directly by Mr. Snukal and Mrs. Snukal during that period. Mr. Snukal served as our Chief Executive Officer from August 1997 to February 2002.

      All of our directors except Boyd Hendrickson, who joined the board in August 2003, were in office when our Bankruptcy petition was filed on October 1, 2001.

Composition of the Board of Directors

      Our board of directors has responsibility for our overall corporate governance and meets regularly throughout the year. Our bylaws provide that our board of directors may fix the exact number of directors by resolution of the board of directors. We currently have nine authorized directors. We have entered into a stockholders agreement, as amended, which permits Mr. Snukal, Mr. Scott, Baylor Health Care System and certain investors who hold a majority of the Class A common stock held by such investors to nominate designated directors to serve as members of our board. Any designation of director nominees to be made by the majority of the certain investors will be made by Heritage Fund II, L.P. as long as it holds more shares of Class A common stock than any other investor. Mr. Snukal and Mr. Scott are serving each as their own designees. Baylor Health Care System designated Mr. Parris. Heritage Fund II, L.P. designated Messrs. Jrolf, Reichert, Hermann and Gilligan. Each of our directors has served continuously as a director of the Company since the date indicated in his biography above and is currently serving a one year term expiring at the Company’s next annual meeting or until his respective successor is elected and qualified. Executive officers are elected by and serve at the direction of our board of directors. There are no family relationships between any of our directors or executive officers.

Committees of the Board of Directors

      We are managed under the direction of our board of directors and do not have committees of the board of directors. We do not have securities registered with the Securities and Exchange Commission and are not subject to the rules and regulations of the Securities and Exchange Commission regarding audit committees, audit committee financial experts and director independence.

Stockholder Recommendation of Nominees to Board of Directors

      The board of directors has not established a policy with respect to the nomination of candidates to our board of directors. To date, all of our directors have been affiliates with significant stock holdings in our company and a significant majority have been nominated pursuant to the stockholder agreement. Accordingly, we do not believe a policy regarding the nomination of directors by stockholders is necessary.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 is not applicable us because we do not have any class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

Code of Ethics

      We have not yet adopted a code of ethics applicable to us principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our board is currently considering a code of ethics to be adopted at a future meeting of the board of directors.

Item 11.	Executive Compensation

Summary Compensation Table

      The following table sets forth information with respect to the compensation we paid for services rendered during the fiscal years ended December 31, 2003, 2002 and 2001 to our Chief Executive Officer and to our four other most highly compensated executive officers. We refer to these individuals collectively as our Named Executive Officers.

		Annual Compensation
				All Other
Name and Title	Year	Salary	Bonus	Compensation(1)

Boyd Hendrickson(2)	2003	$441,346	$250,000	25,400
Chief Executive Officer and Director	2002	337,500	250,000	19,060
	2001	—	—	—
William C. Scott	2003	415,606	—	26,290
Chairman and Director	2002	423,755	—	26,290
	2001	478,721	—	23,040
Jose Lynch(3)	2003	343,269	136,000	25,420
President	2002	302,884	130,000	22,240
	2001	—	—	—
John Harrison(4)	2003	225,442	45,000	25,400
Chief Financial Officer and Treasurer	2002	112,500	22,500	12,700
	2001	—	—	—
Roland Rapp(5)	2003	222,923	45,000	25,400
General Counsel, Chief Administrative	2002	167,538	33,750	19,050
Officer and Secretary	2001	—	—	—

(1)	Includes perquisites and other personal benefits, such as auto allowances, health and other insurance premiums.

(2)	Mr. Hendrickson’s employment with us began in April 2002. His annual compensation shown in 2002 is based on partial year.

(3)	Mr. Lynch’s employment with us began in February 2002. His annual compensation shown in 2002 is based on partial year.

(4)	Mr. Harrison’s employment with us began in July 2002. His annual compensation shown in 2002 is based on partial year.

(5)	Mr. Rapp’s employment with us began in May 2002. His annual compensation shown in 2002 is based on partial year.

Compensation of Directors

      We do not pay our directors any fees or remuneration, as such, for their service on the board of directors. Messrs. Hendrickson and Scott received compensation as executive officers of the Company, as set forth in the “Summary Compensation Table” in this Item 11 above.

Employment Contracts and Change of Control Agreements

Employment Agreements

      We entered into amended employment agreements with Messrs. Hendrickson, Lynch, Harrison and Rapp, effective March 8, 2004. The agreements cover periods of employment for these executives ending in March 2007, February 2007, June 2007 and March 2007, respectively. Under each agreement, the executive receives a stated annual base salary and is eligible to participate in an annual performance bonus program. Messrs. Hendrickson and Lynch will receive an annual cash bonus based on target financial and patient care goals determined annually by us.

      Under each agreement, the executive is eligible to receive a cash bonus during the period of employment or within nine months of termination of employment without cause or due to death or disability, if one of the following trigger events (each a “Trigger Event”) occurs and our terminal equity value, is less than $100 million at the time of such event:

•	a sale of all or substantially all of our assets;

•	the closing of an initial public offering of our Class A common stock pursuant to an effective registration statement and the listing or quotation of such stock on a national security exchange or in the Nasdaq National Market Quotation System, an IPO; or

•	a stock sale of at least a majority of our then outstanding common stock in a single or a series of substantially related transactions.

If our terminal equity value at a Trigger Event is equal to or greater than $100 million, in the alternative to the cash bonus, the executive’s shares of restricted Class B common stock will vest. Shares of such restricted Class B common stock were granted to each of Messrs. Hendrickson, Lynch, Harrison and Rapp concurrently with the execution of the employment agreements pursuant to separate restricted stock agreements, discussed below under “Restricted Stock Agreements.”

      Each of these executives is also eligible to participate in all benefit programs we offer. We will annually review the performance and terms of employment of Messrs. Lynch, Harrison and Rapp.

      If we terminate Mr. Hendrickson without cause, he would be entitled to receive a pro-rated annual performance bonus for the year in which the termination occurs and twelve months of medical insurance coverage. We will also be obligated to retain and Mr. Hendrickson will be obligated to perform exclusive consulting services for us for a period ending the earlier of the second anniversary of the date his employment was terminated without cause or March 31, 2007. Mr. Hendrickson will receive a monthly consulting fee for such services. During Mr. Hendrickson’s employment, we will use reasonable best efforts to cause him to be elected to our board of directors, or to be named Chairman of the board in the event that Mr. Scott no longer holds this position. Mr. Hendrickson has agreed to resign from the board of directors upon termination of his employment for any reason. Payments to Mr. Hendrickson upon termination without cause are contingent upon his resignation from the board of directors and compliance with certain confidentiality and non-solicitation obligations. Mr. Hendrickson is also entitled to participate in a disability plan paid by us under which he would receive payments if his employment with us terminates due to disability.

      If each of Messrs. Lynch, Harrison and Rapp is terminated without cause, in the event of a change of control or due to death or disability, he would be entitled to the following benefits so long as he is in compliance with certain confidentiality and non-solicitation obligations:

•	a severance payment in the amount of two times base salary, or $700,000, for Mr. Lynch, $112,500 for Mr. Harrison and one and one-half times base salary, or $352,500, for Mr. Rapp, except that the severance payments in the event of a change of control would be one and one-half times base salary, or $525,000, for Mr. Lynch and one-half times base salary, or $117,500 for Mr. Rapp;

•	a pro-rated bonus for the year in which termination occurs to the extent each executive is eligible to participate in the annual performance bonus program; and

•	continuation of medical insurance coverage for twelve months for Messrs. Lynch and Rapp.

      If the employment of each of Messrs. Lynch and Rapp terminates for any reason, other than by us without cause or in the event of change of control, he would be entitled to medical insurance coverage for three months and any salary or bonus payments earned but not yet paid. If each of Messrs. Lynch, Harrison and Rapp resign on any day other than the last day of our fiscal year, or if we terminate his employment for cause, he would not receive any annual performance bonus, or pro-rated portion of such bonus.

Restricted Stock Agreements

      We entered into restricted stock agreements with each of Messrs. Hendrickson, Lynch, Harrison and Rapp, effective March 8, 2004, concurrent with the execution of the amended employment agreements for each executive. Pursuant to these agreements we granted shares of our restricted and non-voting Class B common stock for a purchase price of $0.05 per share to these executives in the following amounts:

Number of
Shares

Boyd Hendrickson	39,439
Jose Lynch	19,719
John Harrison	4,930
Roland Rapp	6,573

These shares of Class B common stock are restricted by certain vesting requirements, rights of us to repurchase the shares, and restrictions on the sale or transfer of such shares. All such restrictions will lapse in full upon the occurrence of a Trigger Event, as defined above under “Employment Agreements.” Our board of directors may also elect at any time to remove any or all of these restrictions.

      Vesting. Under each agreement, the shares of Class B common stock are unvested and will vest in full upon a Trigger Event. Upon termination of the executive’s employment by reason of death or disability or termination by us without cause, the shares will vest in the amount of approximately 40-50%, depending on the executive, of the executive’s granted shares, plus an additional amount for each full month elapsed between the grant date of March 8, 2004 and the date of termination, not to exceed the number of shares granted to the executive.

      If a Trigger Event has not occurred by the end of the original term of the amended employment agreement for each executive and the executive is still employed by us, 50% of his shares will vest if he has complied with the confidentiality and non-solicitation obligations in his amended employment agreement and we have met certain financial performance targets. In the event there is a termination of employment after the term of the executive’s amended and restated employment agreement and 50% of his shares of Class B common have vested, the executive has the right to require us to repurchase such vested shares at fair market value upon written request within 12 months after the date of his termination. Immediately prior to an IPO, any such right will expire to the extent not exercised.

      If a Trigger Event occurs within nine months following the termination of the executive’s employment for death or disability or termination by us without cause, or within nine months following the term of employment under his amended employment agreement, additional shares of his Class B common stock will vest in a number so that his vested shares will equal the amount of shares granted. The executive will not have the right to require us to purchase any of his additional shares of Class B common stock that vests as a result of such a Trigger Event.

      Repurchase Rights. Under each agreement, we will have the right to repurchase at fair market value all vested shares of Class B common stock held by Messrs. Hendrickson, Lynch, Harrison and Rapp upon termination of his employment for death or disability or by us without cause during the term of his amended employment agreement, or upon termination of his employment for any reason after the term of his amended employment agreement. This repurchase right by us will terminate immediately prior to an IPO to the extent such right has not been exercised.

      If we have repurchased any of the executive’s vested Class B common shares and additional shares held by the executive vest upon the occurrence of a Trigger Event within nine months following the termination of the executive’s employment for death or disability or termination by us without cause, or within nine months following the term of employment under his amended employment agreement, we will pay the executive to repurchase such additional shares for fair market value. We may also purchase any unvested shares of Class B common stock from the executive upon termination of his employment for the lesser of $0.05 per share, the price he initially paid for the shares, or the fair market value of the shares at the time of repurchase.

      We will not have the right to repurchase any shares of Class B common stock that vest in connection with a Trigger Event. However, if our terminal equity value, as such term is defined in the agreements, is less than the specified threshold amount upon the occurrence of a Trigger Event, we will have the right to purchase all vested and unvested shares of the Class B common stock from the executive for the lesser of $0.05 per share, the price he initially paid for the shares, or the fair market value of the shares at the time of repurchase.

      We may assign any of our repurchase rights to any of our stockholders.

      Restrictions on Sale or Transfer. Under each agreement, Messrs. Hendrickson, Lynch, Harrison and Rapp are not permitted to sell or transfer in any way any of the Class B common stock granted to him until such shares have vested and our repurchase rights have terminated.

Employee Benefit Plans

2004 Equity Incentive Plan

      Purpose. Our board of directors adopted our 2004 equity incentive plan in March 2004 and our stockholders approved it on March 4, 2004. The equity incentive plan provides for grants of incentive stock options, as defined in Section 422 of the Internal Revenue Code of 1986, to our employees, including officers and directors, as well as non-qualified stock options and restricted stock to our employees and consultants. The equity incentive plan is intended to facilitate the attraction and retention of the best available personnel and to provide incentives for such persons to exert maximum efforts for our success.

      Administration. Our board of directors administers the equity incentive plan unless the board of directors delegates administration to a committee of one or more members of the board. The board of directors, or the committee if so empowered, has the power to interpret the equity incentive plan and awards granted pursuant to the equity incentive plan and to exercise powers and perform acts deemed necessary or desirable to promote our best interests not in conflict with the equity incentive plan. Following the first date upon which our Class A common stock is listed on any securities exchange or designated on a national market system, the equity incentive plan will be administered by a committee of the board consisting solely of two or more independent directors each of whom is both an “outside director,” within the meaning of Section 162(m) of the Internal Revenue Code of 1986, and a “non-employee director” within the meaning of rule 16b-3 under the Exchange Act. The board or such a committee may delegate to a committee of one or more members of the board that are not independent directors the authority to grant awards to individuals that are not “covered employees” under Section 162(m) or for whom we do not wish to comply with Section 162(m). The board or such a committee may also delegate to a committee of one or more members of the board that are not non-employee directors the authority to grant awards to individuals that are not subject to Section 16 of the Exchange Act.

      Securities Reserved and Limits on Awards. The aggregate number of shares of our common stock issuable under the equity incentive plan is 20,000. In addition, the maximum number of shares of restricted stock or options to purchase restricted stock that may be granted to any individual during any calendar year during the term of the equity incentive plan is 20,000. However, this limitation on individual grants does not apply until after the first date upon which our common stock is listed on any securities exchange or designated on a national market system and the earliest of the first material modification of the equity incentive plan, the issuance of all of the shares of common stock reserved for issuance under the equity incentive plan, the expiration of the equity incentive plan, or the first meeting of our stockholders at which our board of directors are to be elected that occurs three years following the year in which we first registered an equity security under Section 12 of the Exchange Act.

      Grant of Awards. Certain employees, consultants and directors are eligible to be granted awards under the equity incentive plan. The board of directors, or the committee if so empowered, determines:

•	which employees, consultants, and directors are to be granted awards;

•	the type of award that is granted;

•	the number of shares subject to the awards; and

•	terms and conditions of such award, consistent with the equity incentive plan.

      The board of directors, or the committee if so empowered, has the discretion, subject to the limitations of the equity incentive plan and applicable laws, to grant incentive stock options, non-qualified stock options, and restricted stock (except that only our employees may be granted incentive stock options).

      Limitation on Incentive Stock Option Treatment. Even if an option is designated as an incentive stock option, no option will qualify as an incentive stock option if the aggregate fair market value of the stock (as determined as of the date of grant) with respect to all of a holder’s incentive stock options exercisable for the first time during any calendar year under the equity incentive plan exceeds $100,000. Any option failing to qualify as an incentive stock option will be deemed to be a non-qualified stock option.

      Exercise Price. The board of directors, or the committee if so empowered, shall set the per share exercise price, subject to the following rules:

•	in the case of incentive stock options, the per share exercise price shall not be less than 100% of the fair market value of shares of our common stock on the grant date;

•	in the case of non-qualified stock options, the exercise price shall not be less than 85% of the fair market value of shares of our common stock on the grant date; and

•	for the persons owning (within the meaning of Section 424(d) of the Internal Revenue Code of 1986) more than 10% of the total combined voting power of all classes of our capital stock or of any parent or subsidiary, the per share exercise price shall be not less than 110% of the fair market value of the shares of our common stock on the grant date.

      The board of directors, or the committee if so empowered will determine in good faith the fair market value of a share of our common stock as of a given date as follows:

•	if the common stock is listed on any established stock exchange or a national market system, its fair market value will be the closing sales price for a share of such stock (or the closing bid, if no sales were reported) as quoted on such exchange or system on the date of such determination, as reported in The Wall Street Journal or such other source as the board of directors, of committee if so empowered, deems reliable;

•	if the common stock is regularly quoted by a recognized securities dealer but selling prices are not reported, its fair market value will be the mean between the high bid and low asked prices for a share of the common stock on the last market trading day on the day of determination; or

•	in the absence of an established market for the common stock, the fair market value will be determined in good faith by the board of directors, or the committee if so empowered.

      Expiration of Awards. The term of an award is set by the board of directors, or the committee if so empowered, subject to the following conditions: (1) that no award term shall be longer than ten years from the date of grant; and (2) the award term for an incentive stock option granted to a person owning more than 10% of the total combined voting power of all classes of our capital stock shall not exceed five years from the date of grant. Upon termination of an outstanding option holder’s status as our employee or consultant, the holder may exercise his or her options within the period of time specified in the option grant, to the extent that the options were vested at the time of termination. If no time period was specified in the notice of grant, the option shall remain exercisable for three months following the holder’s termination of status as an employee or consultant other than for death or disability, or until the date of expiration of the option as set forth in the option agreement, whichever is earlier. Options granted under the plan must be exercised within twelve months if the holder’s employment ends due to disability or death, or by the date of expiration of the option as set forth in the option agreement, whichever is earlier.

      Vesting of Options. Options granted under the equity incentive plan will vest according to the terms of the equity incentive plan and as set forth set forth in individual option agreements setting forth the terms of the options. In no event will options granted to officers, directors or consultants become vested and exercisable at a rate less than 20% per year over five years from the date the option is granted, subject to reasonable conditions, such as continued employment with us.

      Exercise of Options. The dates on which options or other awards under the equity incentive plan first become exercisable will be set forth in individual award agreements setting forth the terms of the awards. Only whole shares of common stock may be purchased. An option may be exercised by full cash payment for the shares in the form of cash or a check payable to us in the amount of the aggregate option exercise price. However, the board of directors, or the committee if so empowered, may in its discretion allow payment through:

•	the delivery of other shares acquired from us that have been owned by the holder for more than six months and have a fair market value on the date of surrender equal to the aggregate exercise price of the shares for which options are being exercised;

•	the surrender of shares then issuable upon the exercise of options having a fair market value on the date of exercise equal to the aggregate exercise price of the options or exercised portion of such options;

•	the delivery of property of any kind which constitutes good and valuable consideration;

•	the delivery of a notice that the option holder has placed a market sell order with a broker with respect to shares of Common Stock then issuable on exercise of the option, and that the broker has been directed to pay a sufficient portion of the net proceeds of the sale to us in satisfaction of the option exercise price; or

•	any combination of the foregoing.

      Adjustments of Awards. If the board of directors, or the committee if so empowered, determines that any dividend or other distribution, recapitalization, reclassification, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase, liquidation, dissolutions, or sale, transfer, exchange or other disposition of all or substantially all of our assets, or other similar corporate transaction or event that affects our common stock which causes dilution or enlargement of benefits under the equity incentive plan, then the board of directors, or the committee if so empowered, may appropriately adjust:

•	the aggregate number of shares of our common stock subject to the equity incentive plan;

•	the number and kind of shares of our common stock subject to the outstanding awards; and

•	the exercise price of outstanding awards.

      The board of directors, or the committee if so empowered, may also take action immediately prior to such a transaction or event:

•	to provide for the purchase of options for an amount of cash equal to the amount that the holders could have obtained upon the exercise of such options had the options been currently exercisable or fully vested or the replacement of the options with other rights or property;

•	to provide for the exercisability of options;

•	to provide that options be assumed or substituted for similar options by any successor or survivor corporation or entity;

•	to make adjustments in the number and type of shares of our Common Stock subject to outstanding awards or the terms and conditions of outstanding awards or those which may be granted in the future; and

•	to provide that upon the consummation of such an event, the options will not be exercisable and will terminate, provided that for a period of time prior to such event, the options shall be exercisable and restrictions on options and restricted stock may be terminated.

      Amendment and Termination. The board of directors, or the committee if so empowered, may amend, modify, suspend or terminate the equity incentive plan at any time, except the board of directors, or the committee if so empowered, must obtain approval of our stockholders within twelve months before or after such action:

•	to increase the number of shares of our common stock that may be issued under the equity incentive plan; or

•	to extend the limit on the period during which options may be granted.

      Certain Restrictions on Resale. The board of directors, or the committee if so empowered, may require any person, as a condition of exercise or acquiring common stock under a granted award to give written assurances (1) as to the person’s knowledge and experience in financial and business matters and/or to employ a representative who is knowledgeable and experienced in financial and business matters; (2) that the person is capable of evaluation, along or together with the representative, the merits and risk of exercising the award; and (3) that the person is acquiring common stock subject to the award for the person’s own account and not with any present intention of selling or otherwise distributing the common stock.

      Early Exercise. The board of directors, or the committee if so empowered, may provide in our option grants to permit the option holder to exercise the option prior to vesting at any time before the holder’s employment with us terminates. The shares acquired upon early exercise of the options will be subject to any restrictions that may be determined in the discretion of the board of directors, or the committee if so empowered.

      Buy-outs. The board of directors, or the committee if so empowered, may offer to buyout any option previously granted for payment in cash or shares of our common stock.

      Acceleration and Extension. At any time prior to the termination of the employment of any employee, director or consultant to whom options have been granted, the board of directors, or the committee if so empowered, may in its discretion accelerate the vesting period of the granted options, and may extend the period of exerciseability of the options prior to his or her termination of employment.

      Repurchase Rights. The board of directors, or the committee if so empowered, may grant restricted stock awards to employees, directors and consultants pursuant to a restricted stock agreement. Any such restricted stock agreement will grant us the right to repurchase the shares of restricted stock upon the termination of employment of individuals granted such restricted stock. The board of directors, or the committee if so empowered, may also provide in the terms of any restricted stock agreement or option agreement that we may repurchase shares of restricted stock or shares of Class A common stock acquired upon exercise of options upon the occurrence of certain events, including termination of employment, divorce, bankruptcy or insolvency of the holder of such shares.

Compensation Committee Interlocks and Insider Participation

      We do not have any securities registered with the Securities and Exchange Commission and are not required to have a compensation committee. Our board of directors determines executive compensation. As Chairman of the board, Mr. Scott is a current executive officer of us. Mr. Snukal is our former Chief Executive Officer. No executive officer of us served on the board of directors or compensation committee of any entity that has one or more executive officers serving as members of our board of directors.

Board Report on Executive Compensation

      Our board of directors does not have a compensation committee. The entire board of directors is charged with the responsibility to develop and administer compensation programs for our executive officers. The board of directors establishes executive compensation packages to attract and retain the best available personnel, to include a base pay that is representative of the median amount in the healthcare industry and to allow for increased compensation through bonus payments based on our company achieving certain financial performance goals established by the board of directors on an annual basis. We compensate our executives through the three primary sources of base pay, a performance based-annual bonus, and stock option or restricted stock awards.

Base Pay

      The Company sets salaries for executives taking into account the competitive marketplace and a subjective assessment of the nature of the position. For our company, this marketplace includes companies in the healthcare industry of similar size.

Annual Performance Bonus Plans

      The executive officers may participate in an annual performance bonus plan. Such plans allows for payment of annual cash rewards based on the accomplishment of financial performance goals specified by the board of directors.

Stock Options and Restricted Stock

      We utilize stock options and restricted stock awards to promote our company’s success and enhance its value by linking the personal interests of participants to those of its stockholders by providing an incentive for outstanding performance. From time to time the board of directors approves the grant of options or restricted stock to the executives based on a number of subjective factors, including our performance and performance of the individual executive’s functional area of responsibility. We did not award any stock options or restricted stock to our executive officers in 2003. In March 2004, we awarded Messrs. Hendrickson, Lynch, Harrison and Rapp restricted stock pursuant to restricted stock agreements discussed above “Employment Contracts and Change of Control Agreements — Restricted Stock Agreements.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Securities Authorized for Issuance Under Equity Compensation Plans

      The following table summarizes information about Common Stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans, as of December 31, 2003:

Securities Authorized For Issuance Under Equity Compensation Plans

Number of Securities
Remaining Available
for Future Issuance
	Number of Securities		Under Equity
	to Be Issued upon	Weighted-average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected
	Warrants and Rights	Warrants and Rights	in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	0	0	0
Equity compensation plans not approved by security holders(2)	n/a	n/a	n/a

Total	0	0	0

(1)	The number of securities to be issued under these equity compensation plans does not include those to be issued pursuant to our 2004 Equity Incentive Plan. In March 2004, our board of directors and the holders of a majority of the voting power of the Class A common stock and Series A preferred stock, voting together as a single class, approved the 2004 Equity Incentive Plan, under which 20,000 shares of Class A common stock were reserved for issuance upon the exercise of stock options or other awards granted pursuant to the plan. The Board also approved the grant of stock options to purchase a total of 6,475 shares of Class A common stock, with an exercise price of $18.30 per share. 13,525 shares remain available for future issuance under this equity compensation plan, excluding those to be issued upon the exercise of the granted options.

(2)	We do not have any compensation plans under which our Common Shares may be issued upon the exercise of options, warrants and rights that have not been approved by our stockholders.

By Certain Beneficial Owners, Directors and Executive Officers

      The following table sets forth, as of March 15, 2004, the number of our Class A common stock, the number of our Series A preferred stock and the percentage of total voting power which, according to the information furnished to us, are beneficially owned by:

•	each person (or group of affiliated persons) known by us to beneficially own 5% or more of our Class A common stock and Series A preferred stock;

•	each of our directors;

•	our Named Executive Officers as defined on page [31]; and

•	all current executive officers and directors as a group.

      The number and percentage of shares beneficially owned is based on 1,193,587 shares of Class A common stock and 15,000 shares of Series A preferred stock outstanding as of March 15, 2004. Beneficial ownership includes any shares as to which the holder has voting power or investment power and any shares that the holder has the right to acquire within 60 days of March 15, 2004, through the exercise of any stock option, warrant or other right. Unless otherwise indicated in the table or the footnotes, each holder has sole voting and investment power, or shares these powers with his spouse, with respect to the shares shown as beneficially owned. The following table does not include our Class B common stock, which is non-voting.

			Class A Common Stock and
			Series A Preferred Stock(1)
	Number of	Number of
	Class A	Series A	Total	Percent of Total
Beneficial Owner	Common Stock	Preferred Stock	Number	Voting Power(2)

Entities affiliated with Heritage Partners, Inc.(3)	597,991	2,658	600,649	49.7%
30 Rowes Wharf, Suite 300 Boston, MA 02110
Robert and Sheila Snukal(4)	166,555	—	166,555	13.8%
10284 Century Woods Drive Los Angeles, CA 90067
Entities affiliated with Goldman Sachs & Co.(5)	88,057	—	88,057	7.1%
32 Old Slip, 21st Floor New York, NY 10005
Mac & Co.	66,043	—	66,043	5.3%
Windjammer Capital Investors 610 Newport Center Drive, Suite 1100 Newport Beach, CA 92660

			Class A Common Stock and
			Series A Preferred Stock(1)
	Number of	Number of
	Class A	Series A	Total	Percent of Total
Beneficial Owner	Common Stock	Preferred Stock	Number	Voting Power(3)

Directors and Named Executive Officers
William C. Scott(6)	34,938	—	34,938	2.9%
Michael Gilligan(7)	597,991	2,658	600,649	49.7%
Scott Gross	—	—	—	*
Peter Hermann(8)	597,991	2,658	600,649	49.7%
Mark Jrolf	—	—	—	*
Tim Parris	—	—	—	*
Michel Reichert(9)	597,991	2,658	600,649	49.7%
Robert Snukal(10)	166,555	—	166,555	13.8%
Boyd Hendrickson	—	—	—	*
Jose Lynch	—	—	—	*
John Harrison	—	—	—	*
Roland Rapp	—	—	—	*
All directors and executive officers as a Group (12 persons)	—	—	—	66.4%

*	Less than 1% of total.

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares. Unless otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned.

(2)	Percent of total voting power reflects the entitlement of each share of Class A common stock to one vote on all matters and each share of Series A preferred stock to one tenth of one vote on all matters.

(3)	Includes 585,660 shares of Class A common stock, 11,843 shares of Class A common stock issuable upon the exercise of a warrant to purchase such shares and 2,656 shares of Series A preferred stock held by Heritage Fund II L.P. and 478 shares of Class A common stock, 10 shares of Class A common stock issuable upon the exercise of a warrant to purchase such shares and 2 shares of Series A preferred stock held by Heritage Investors II, L.L.C. According to information provided to us by Heritage Partners, Inc., Michel Reichert, Peter Hermann and Michael Gilligan are the only partners of Heritage Partners Management Company, LLP, which is the sole general partner of Heritage Fund II L.P., and the only managers of HF Partners II, L.L.C., which is the sole managing member of Heritage Investors II, L.L.C. In such capacity, Messrs. Reichert, Hermann and Gilligan exercise shared investment discretion and control over the shares held by Heritage Fund II L.P. and Heritage Investors II, L.L.C., and beneficially owned by Heritage Fund II L.P. has been granted voting power by the other investors pursuant to the stockholders agreement. Messrs. Reichert, Hermann and Gilligan serve on our board of directors. Also for so long as Heritage Fund II L.P. holds more shares of our Class A common stock than any other investor, pursuant to our stockholders agreement, all of our stockholders have agreed to vote for Heritage Fund II L.P.’s nominees to our board of directors.

(4)	Pursuant to our stockholders agreement described in this Annual Report, all of our stockholders have agreed to vote for Mr. Snukals’ nominees to our board of directors.

(5)	Includes 59,490 shares of Class A common stock held by GS Private Equity Partners, L.P. and 28,567 shares of Class A common stock held by GS Private Equity Partners Offshore, L.P. According to information provided to us by such holders, Goldman Sachs Group, Inc. is the sole managing member of GSAM GEN-PAR, L.L.C, which itself is the sole managing member of GS Private Equity Management, L.L.C, which is the sole general partner of GS Private Equity Partners, L.P. In such capacity,

Goldman Sachs Group, Inc. exercises investment discretion and control over the shares held by GS Private Equity Partners, L.P. GS Private Equity Management Offshore, Inc. is the sole general partner of GS Private Equity Partners Offshore, L.P. and, in such capacity, exercises investment discretion and control of the shares held by GS Private Equity Management Offshore, Inc.

(6)	Pursuant to our stockholders agreement described in this Annual Report, all of our stockholders have agreed to vote for Mr. Scott’s nominee to our board of directors.

(7)	Includes 597,991 shares beneficially owned by Mr. Gilligan as a partner of Heritage Partners Management Company, LLP, which is the sole general partner of Heritage Fund II L.P. and as a manager of HF Partners II, L.L.C., which is the sole managing member of Heritage Investors II, L.L.C.

(8)	Includes 597,991 shares beneficially owned by Mr. Hermann as a partner of Heritage Partners Management Company, LLP, which is the sole general partner of Heritage Fund II L.P. and as a manager of HF Partners II, L.L.C., which is the sole managing member of Heritage Investors II, L.L.C.

(9)	Includes 597,991 shares beneficially owned by Mr. Reichert as a partner of Heritage Partners Management Company, LLP, which is the sole general partner of Heritage Fund II L.P. and as a manager of HF Partners II, L.L.C., which is the sole managing member of Heritage Investors II, L.L.C.

(10)	These shares of Class A common stock are held directly in the name of both Robert and Sheila Snukal, who are spouses.

Item 13.	Certain Relationships and Related Transactions

Transactions with Related Parties

Stockholders Agreement

      We are party to an amended and restated stockholders agreement executed in August 2003 pursuant to our Third Amended Joint Plan of Reorganization date April 22, 2003 (the “Plan”). All holders of our Class A common stock and Series A preferred stock must agree to be bound by the terms of the stockholders agreement through the execution of a joinder agreement.

      Voting. Our stockholders agreement provides that at all meetings at which our directors are to be elected, each stockholder will vote all of such stockholder’s shares in favor of the election of two nominees of Mr. Snukal, a member of our board of directors and former Chief Executive Officer, one nominee of Mr. Scott, our Chairman of the board of directors, and one nominee of Baylor Health Care System, for so long as each of them holders any shares of our capital stock or any equity interest or security convertible or exchangeable into our capital stock. The number of nominees designated by Mr. Snukal will be increased if necessary to ensure that his nominees do not constitute less than 25% of the total number of our directors. The stockholders agreement also provides that each stockholder will vote in favor of the election of the number of nominees of the holders of a majority of our Class A common stock held by certain investors named in our stockholders agreement as may be designated by such a majority of investors, up to the maximum number of directors that constitute the remaining director positions after taking into account the directors designated by Messrs. Snukal and Scott and Baylor Heath Care System. For so long as Heritage Fund II, L.P. holds more shares of our Class A common stock than any other investor named in the stockholders agreement, Heritage Fund II, L.P. will determine the number and make the designation of such director nominees for the majority of investors and all stockholders agree to vote their shares on all matters to be voted upon by the holders of our securities as directed by Heritage Fund II, L.P., unless the effect of such matter on the stockholders differs materially and adversely from the effect on Heritage Fund II, L.P. Each stockholder has granted Heritage Fund II, L.P. an irrevocable proxy to vote such stockholder’s securities as provided by the stockholders agreement.

      Preemptive Rights. The stockholders agreement grants certain of our qualified stockholders, as such term is defined in the agreement, preemptive rights to acquire a proportionate percentage of securities that we propose to sell or issue, excluding issuances to current employees, consultants and directors, the issues of shares upon the conversion or exercise of stock equivalents, and issuances that the board of directors determines in good faith should not, in our best interests, be subject to this preemptive right, provided none of the securities are being issued to Heritage Fund II, L.P. of its affiliates. We will provide notice of any issuance to the qualified stockholders, including an offer for their proportionate percentages of the securities. If the qualified stockholders do not subscribe for all of the offered securities, we may sell all or any part of such securities for which an offer was not accepted to any third party at a price and on terms and conditions that are no more favorable to such other third parties or less favorable to us than those set forth in the offer to the qualified stockholders.

      Restrictions on Transfer. Under the stockholders agreement, a stockholder wishing to sell, pledge, give, assign, distribute, hypothecate, mortgage or transfer any of its securities must first offer all such securities to us and our other qualified stockholders. We are entitled to purchase any or all of the offered securities. Any securities not acquired by us may be acquired in a proportionate percentage by each of the qualified stockholders. If any qualified stockholder does not acquire its proportionate percentage of such securities, the other qualified stockholders may acquire a pro rata portion of the remaining balance of securities. If we and the other qualified stockholders do not elect to acquire all of the securities offered by the transferring stockholder within 30 days of receiving notice, then such stockholder may transfer the securities to a third party within 120 days after the 30-day offer period has expired. Holders of our Class A common stock that received such stock pursuant to the Plan as holders of our Senior Subordinated Secured Increasing Rate Notes may only transfer securities under these provisions to other current stockholders, or to a person that is not a stockholder if the number of shares to be transferred is at least 7,500 or the total number of shares held by the transferring stockholder, whichever is less.

      These restrictions on transfer do not apply to certain permitted transfers of securities, including:

•	transfers to a revocable trust, the beneficiaries of which consist of the transferring stockholder and certain family members of such stockholder;

•	transfer to a stockholder’s guardian or conservator;

•	transfers to a deceased stockholder’s executors, administrators or trustees;

•	transfers to certain family members of a stockholder;

•	certain transfers by a corporation, partnership limited liability company or other entity stockholder to an owner of affiliate;

•	transfers of warrants to purchase our Class A common stock held by Baylor Health Care System or Buckner Foundation to any broker or agent, or transfers of securities by Baylor Health Care System to Baylor Health Care System Foundation;

•	transfers by Heritage Fund II Investment Corporation to any other person; and

•	transfers by holders of our Class A common stock that received such stock pursuant to the Plan as holders of our Senior Subordinated Secured Increasing Rate Notes that hold such shares as nominee, depository, agent, trustee or custodian for the benefit of another person or that has investment authority over such shares for the benefit of another person, to another nominee, depository, agent, trustee or custodian for such person or that will investment authority over such shares.

      Co-Sale Rights in Transfers by Heritage Fund II, L.P. If Heritage Fund II, L.P. decides to transfer all or a portion of the shares of our Class A common stock held by it, Heritage Fund II, L.P. will give notice to the other qualifying stockholders, which will have the right to include in such transfer the same portion each class of stock or stock equivalents held by such stockholders as transferred by Heritage Fund II, L.P. If the party acquiring such shares does not wish to purchase all the shares to be transferred by Heritage Fund II, L.P. and the qualifying stockholders, the securities to be transferred will be reduced pro rata among Heritage Fund II, L.P. and the qualifying stockholders.

      If Heritage Fund II, L.P. decides to transfer all or a portion of the shares of our Class A common stock held by it to another person or entity, other than an affiliate of it, in any transaction constituting, or after a transaction constituting, a registered underwritten public offering of our Class A common stock, the sale of our capital stock as a result of which a majority of the outstanding capital stock will not be held by the initial parties to our stockholders agreement or holders that acquired our capital stock pursuant to certain permitted transfers discussed above, or an approved sale of all or substantially all of our assets, the stockholders agreement provides that each holder of our securities will be required to transfer at the request of Heritage Fund II., L.P. the same proportion of its holdings of each class of securities as Heritage Fund II, L.P. transfers in such a transaction. The holders of our Series A preferred stock may elect in such a transaction to transfer all shares of Series A preferred stock held by them.

      Public Offering. Pursuant to the stockholders agreement, all holders of our securities have agreed not to sell or otherwise dispose of any securities for a period as may be reasonably requested by a managing underwriter in connection with a registered underwritten public offering of our Class A common stock, not to exceed 180 days for an initial public offering or 90 days for any other registered offering. This does not apply to securities included in the registered offering. The rights and obligations of any party to the stockholders agreement will terminate automatically upon the consummation of an initial public offering of our Class A common stock.

      Restrictions Relating to Series A Preferred Stock. So long as any shares of our Series A preferred stock are outstanding, we are restricted from issuing any shares of preferred stock or other equity securities having rights or preferences that are senior or equal to those of the Series A preferred stock without the prior consent of the holders of majority of the outstanding shares of Series A preferred stock, unless we meet certain conditions regarding our outstanding indebtedness. We also may not make certain redemptions or repurchase of shares of our capital stock or pay any dividend or distribution to holders of our capital stock unless we meet certain payment obligations with respect to accrued dividends to the holders of the Series A preferred stock.

Leased Facilities

      Our former Chief Executive Officer and current director, and his wife, a former Executive Vice President of our company, own the real estate for four of the Company’s leased facilities. Such real estate has not been included in the financial statements for any of the years presented herein. Lease payments to these related parties under operating leases for these facilities for the years ended December 31, 2003, 2002 and 2001 were $1.8 million, $1.9 million and $1.9 million, respectively.

Medical Supply Company

      Our former Executive Vice President, who is also the wife of our former Chief Executive Officer and current director, owned approximately 33% of a medical supply company that provides medical supplies and equipment to us pursuant to a supply contract. In May 2003, this ownership interest was fully divested. As part of our on-going effort to review and renegotiate all of its material executory contracts during the reorganization proceeding, the agreement was amended, first in September 2002 and subsequently in April 2003. The agreement, as amended, provides for an approximately 5% price reduction on medical supplies and equipment, effective through April 30, 2008. Billings for medical supplies from this related company for the year ended December 31, 2003, 2002 and 2001 were $5.5 million $4.5 million and $4.9 million, respectively. We believe that the terms of this supply agreement are at least as favorable to the us as could be obtained from third parties in an arms length transaction.

Notes Receivable

      We have a limited recourse promissory note receivable from the Chairman of the board of directors in the amount of approximately $2.5 million with an interest rate of 5.7%. The Note is due on the earlier of April 15, 2007 or the sale by the Chairman of 20,000 shares of our common stock pledged as security for the note. We have recourse for payment up to $1.0 million of the principal amount of the note.

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

Item 14.	Principal Accounting Fees and Services

Independent Auditor Fees

      Aggregate fees billed to us for the fiscal years ended December 31, 2003 and December 31, 2002, by our independent auditor are as follows:

Type of Fees	2003	2002

Audit Fees(1)	$240,892	$435,390
Audit-Related Fees(2)	232,708	151,564
Tax Fees(3)	471,418	324,106
All Other Fees(4)	47,103	35,440

Total	$992,121	$946,500

(1)	Represents the aggregate fees and expense related to the fiscal year audit of our annual consolidated financial statements and for the reviews of the consolidated financial statements included in our Form 10-Q filings for each fiscal quarter, not withstanding when the fees and expenses were billed or when the services were rendered to us by Ernst & Young LLP.

(2)	Represents the aggregate fees billed to us by Ernst & Young LLP for assurance and related services that are reasonably related to the performance of the audit and review of our financial statements that are not already reported in Audit Fees. These services benefit plan audits, attestation services that are not required by statue or regulation and pension plan audits.

(3)	Represents the aggregate fees billed to us by Ernst & Young LLP for professional services relating to tax compliance, tax advice and expatriate tax services.

(4)	Includes fees paid relating to employee benefits compliance and consulting services.

Auditor Independence

      The board of directors has considered whether the provision of the above noted services is compatible with maintaining the independent auditor’s independence and has determined that the provision of such services has not adversely affected the independent auditor’s independence.

Policy on Audit Committee Pre-Approval

      The board of directors has not adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by the Company’s independent auditors, Ernst & Young LLP. During the period the Company operated in the pendancy of the Bankruptcy, the Bankruptcy Court approved all fees paid to Ernst & Young LLP. Effective August 19, 2003, the date the Company emerged from Bankruptcy, all audit services performed by the independent auditors must be pre-approved by the board of directors.

Item 15.	Exhibit, Financial Statement Schedules, and Reports on Form 8-K

      (a) 1. Consolidated Financial Statements and Supplementary Data

      The following Financial Statements are included herein under Item 8:

      (a) 2. Financial Statement Schedules:

Page
Number

Schedule II — Valuation Accounts	F-26

      All other schedules have been omitted for the reason that the required information is presented in financial statements or notes thereto, the amounts involved are not significant or the schedules are not applicable.

      (a) 3. Exhibits:

      The exhibits listed below are hereby filed with the Securities and Exchange Commission as part of this Report.

INDEX OF EXHIBITS

Exhibit
Number	Description

2.1	Debtors’ Third Amended Joint Plan of Reorganization(1)
2.2	Debtors’ Disclosure Statement(1)
3.1	Restated Certificate of Incorporation
3.2	Bylaws(2)
4.1	Indenture dated as of August 19, 2003 among the Company, the Guarantors (as defined therein) and U.S. Bank National Association(3)
4.2	Amended and Restated Stockholders Agreement(3)
4.3	Amendment No. 1 to Amended and Restated Stockholders Agreement(3)
4.4.1	Form of New Common Stock Certificate(3)
4.4.2	Form of New Series A Preferred Stock Certificate(3)
4.5	Form of Warrant to Purchase Common Stock(3)
10.1	Revolving Credit and Security Agreement among the Subsidiary Borrowers listed on Schedule 1 annexed thereto and the Company, as borrowers, and CapitalSource Finance LLC, as administrative agent and collateral agent(3)
10.2	$20,000,000 Revolving Note dated as of August 19, 2003 made by the Company and the companies listed on the signature page thereto in favor of CapitalSource Finance LLC, as administrative agent and collateral agent(3)

Exhibit
Number	Description

10.3	$1,000,000 Revolving Note dated as of August 19, 2003 ,made by the Company and the companies listed on the signature page thereto in favor of CapitalSource Finance LLC, as administrative agent and collateral agent(3)
10.4	Revolving Credit and Security Agreement among the Borrowers listed on Schedule 1 annexed thereto, as borrowers, and CapitalSource Finance LLC, as administrative agent and collateral agent for Lenders, and Lenders party thereto(3)
10.5	$11,000,000 Revolving Note dated as of August 19, 2003 made by the companies listed on the signature page thereto in favor of CapitalSource Finance LLC, as administrative agent and collateral agent(3)
10.6	Loan Agreement dated as of August 19, 2003 between the entities listed on Schedule I annexed thereto, as Borrower, and Column Financial, Inc., as Lender(3)
10.7	$85,000,000 Promissory Note A dated August 19, 2003 made by each of the entities set forth on Schedule A annexed thereto in favor of Column Financial, Inc.(3)
10.8	$5,000,000 Promissory Note B-1 dated August 19, 2003 made by each of the entities set forth on Schedule A annexed thereto in favor of Column Financial, Inc.(3)
10.9	$2,500,000 Promissory Note B-2 dated August 19, 2003 made by each of the entities set forth on Schedule A annexed thereto in favor of Column Financial, Inc.(3)
10.10	$2,500,000 Promissory Note B-3 dated August 19, 2003 made by each of the entities set forth on Schedule A annexed thereto in favor of Column Financial, Inc.(3)
10.11	Guaranty Agreement dated August 19, 2003 by the Company for the benefit of Column Financial, Inc.(3)
10.12	Mezzanine Loan Agreement dated as of August 19, 2003 between SHG Property Resources, LLC and SHG Investments, LLC, collectively, as Borrower, and CapitalSource Finance LLC, Fortress Credit Opportunities I, L.P. and Highbridge/Zwirn Special Opportunities Fund, L.P., collectively, as Lender, and CapitalSource Finance LLC, as administrative agent and collateral agent for Lender(3)
10.13	$11,500,000 Promissory Note dated as of August 19, 2003 made by SHG Property Resources, LLC and SHG Investments, LLC in favor of CapitalSource Finance LLC(3)
10.14	$5,750,000 Promissory Note dated as of August 19, 2003 made by SHG Property Resources, LLC and SHG Investments, LLC in favor of Highbridge/Zwirn Special Opportunities Fund, L.P.(3)
10.15	$5,750,000 Promissory Note dated as of August 19, 2003 made by SHG Property Resources, LLC and SHG Investments, LLC in favor of Fortress Credit Opportunities I, L.P.(3)
10.16	Pledge and Security Agreement dated August 19, 2003 by and among SHG Property Resources, LLC and SHG Investments, LLC, as Borrowers, Summit Care Corporation, Summit Care Texas, L.P., Summit Care Texas Management, LLC and Skilled Healthcare, LLC, as Pledgor Guarantors, and CapitalSource Finance LLC, as Agent(3)
10.17	Environmental Indemnity Agreement dated August 19, 2003 by SHG Property Resources, LLC and SHG Investments, LLC, as Borrowers in favor of CapitalSource Finance LLC, as Agent(3)
10.18	Guaranty of Payment dated August 19, 2003 by the Company in favor of CapitalSource Finance LLC, as Agent(3)
10.19	Guaranty of Payment (Pledgor) dated August 19, 2003 by Summit Care Corporation, Summit Care Texas, L.P., Summit Care Texas Management, LLC and Skilled Healthcare, LLC, as Pledgor Guarantors in favor of CapitalSource Finance LLC, as Agent(3)
10.20	Security Agreement dated August 19, 2003 among the Company, those subsidiaries a party thereto and CapitalSource Finance LLC, as Agent(3)
10.21	B Note Guaranty dated August 19, 2003 by the Company in favor of Column Financial, Inc.(3)
10.22	Amendment No. 1 to Revolving Credit and Security Agreement dated October 30, 2003 among the Subsidiary Borrowers signatory thereto, Skilled Healthcare Group, Inc. and CapitalSource Finance LLC, as administrative agent for Lenders, and Lenders party thereto(3)

Exhibit
Number	Description

10.23	Amendment No. 1 to Revolving Credit and Security Agreement dated October 30, 2003 among the Borrowers signatory thereto and CapitalSource Finance LLC, as administrative agent and Agent for Lenders, and Lenders party thereto(3)
10.24	Commercial Lease dated August 25, 2003 between Matmel Enterprises, Inc. and the Company(3)
10.25	Skilled Healthcare Group, Inc. 2004 Equity Incentive Plan*
31.1	Certification of Chief Executive Officer of Skilled Healthcare Group, Inc., Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer of Skilled Healthcare Group, Inc., Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Skilled Healthcare Group, Inc., Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Each of these exhibits is incorporated herein by reference to the Company’s Form T-3 filed with the Securities and Exchange Commission on July 16, 2003.

(2)	Each of these exhibits is incorporated by reference to the Company’s Registration Statement on Form S-4 (No. 333-57279) filed with the Securities and Exchange Commission on June 19, 1998, as amended.

(3)	Each of these exhibits is incorporated by reference to the Company’s Report on Form 10-Q for the Quarter ended September 30, 2003.

*	Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

      (b) Reports on Form 8-K.

      The following Current Reports on Form 8-K were filed during the three-month period ended December 31, 2003:

(i) None

      (c) Item 601 Exhibits.

      Reference is made to the Index of Exhibits under Item 15(a)(3) of this report.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKILLED HEALTHCARE GROUP, INC.

By:	/s/ BOYD HENDRICKSON

Boyd Hendrickson
Chief Executive Officer and Director
(Authorized Signatory,
Principal Executive Officer)

March 25, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:	/s/ BOYD HENDRICKSON Boyd Hendrickson	Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2004

By:	/s/ JOHN H. HARRISON John H. Harrison	Chief Financial Officer (Principal Financial Officer)	March 30, 2004

By:	/s/ SCOTT A. PETTERSON Scott A. Petterson	Vice President-Finance and Controller (Principal Accounting Officer)	March 30, 2004

By:	/s/ WILLIAM SCOTT William Scott	Chairman of the Board and Director	March 30, 2004

By:	Robert Snukal	Director	March [ ], 2004

By:	Peter Hermann	Director	March [ ], 2004

By:	Michael Gilligan	Director	March [ ], 2004

By:	/s/ MARK JROLF Mark Jrolf	Director	March 30, 2004

By:	/s/ MICHEL REICHERT Michel Reichert	Director	March 30, 2004

By:	/s/ SCOTT GROSS Scott Gross	Director	March 30, 2004

By:	Tim Parris	Director	March [ ], 2004

REPORT OF INDEPENDENT AUDITORS

The Board of Directors

Skilled Healthcare Group, Inc.

      We have audited the accompanying consolidated balance sheets of Skilled Healthcare Group, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Skilled Healthcare Group, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

      As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, during 2003. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

Los Angeles, California

March 25, 2004

SKILLED HEALTHCARE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2003	2002

	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2,670	$20,498
Accounts receivable, net of allowance for doubtful accounts of $10,033 in 2003 and $17,315 in 2002	42,592	43,821
Other current assets	15,277	11,337

Total current assets	60,539	75,656
Property and equipment, net	157,580	147,801
Other assets:
Notes receivable, net of allowance for doubtful accounts of $1,847 in 2003 and $2,035 in 2002	5,221	2,049
Deferred financing costs	4,064	5,411
Goodwill and other intangible assets, net	20,519	20,312
Other assets	12,918	6,526

Total other assets	42,722	34,298

Total assets	$260,841	$257,755

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$20,283	$8,715
Borrowings payable under line of credit	16,124	—
Employee compensation and benefits	13,913	11,922
Current portion of long-term debt and capital leases	19,486	92,959
Current liabilities subject to compromise	—	170,481

Total current liabilities	69,806	284,077
Long-term liabilities:
General and professional liability	23,717	16,167
Long-term liabilities and capital leases, net of current portion	218,430	9,867
Preferred Stock, Series A, mandatorily redeemable 15,000 shares issued and outstanding	28,849	—

Total liabilities:	340,802	310,111
Preferred Stock, Series A, mandatorily redeemable 15,000 shares issued and outstanding	—	15,000
Shareholders’ equity (deficit):
Common stock — 1,500,000 shares authorized with no par value; 1,193,587 shares issued and outstanding at December 31, 2003	—	—
Common stock (Series A, B & C) — An aggregate of 3,000,000 shares authorized with $0.01 par value; 1,134,944 shares issued and outstanding at December 31, 2002	—	11
Additional paid-in-capital	107,572	106,488
Accumulated deficit	(184,993)	(171,315)
Due from shareholder	(2,540)	(2,540)

Total shareholders’ equity (deficit)	(79,961)	(67,356)

Total liabilities and shareholders’ equity	$260,841	$257,755

The accompanying notes are an integral part of these consolidated financial statements.

SKILLED HEALTHCARE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	2003	2002	2001

	(Dollars in thousands)
Net revenues	$359,289	$341,547	$318,420
Expenses:
Salaries and benefits	189,625	175,844	169,722
Supplies	49,168	50,674	45,755
Purchased services	30,456	24,562	30,509
Provision for doubtful accounts	3,559	3,960	20,006
Other expenses	30,084	33,008	33,168
Rent	7,326	7,098	7,281
Depreciation and amortization	9,790	9,766	18,108
Interest expense, net of interest income (includes interest expense of $1,588 related to the Mandatorily redeemable preferred stock in 2003)	25,763	22,685	25,079

Total expenses before reorganization and other items	345,771	327,597	349,628

Income (loss) from continuing operations	13,518	13,950	(31,208)
Other income and expenses:
Change in fair value of interest rate hedge	1,006	—	—
Reversal of charge related to decertification of a facility	(2,734)	—	—
Provision for the impairment of long-lived assets	—	—	117,424
Write-off of deferred financing costs of extinguished debt	4,111	—	—
Reorganization expenses	12,966	12,304	4,787

Total other income and expenses, net	15,349	12,304	122,211

(Loss) income before income taxes and the cumulative effect of a change in accounting principle	(1,831)	1,646	(153,419)
Provision for (benefit from) income taxes	(414)	748	(20,531)
Cumulative effect of a change in accounting principle	12,261	—	—

Net (loss) income	$(13,678)	$898	$(132,888)

The accompanying notes are an integral part of these consolidated financial statements.

SKILLED HEALTHCARE GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

							New
	Series A		Series B		Series C		Reorganized
	Common Stock		Common Stock		Common Stock		Common Stock		Additional
									Paid-In	Accumulated	Due From
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shareholder	Total

	(Dollars in thousands)
Balance at December 31, 2000	1,000,000	$10	114,202	$1	20,742	$—	—	$—	$106,488	$(39,325)	$(2,540)	$64,634
Net loss	—	—	—	—	—	—	—	—	—	(132,888)	—	(132,888)

Balance at December 31, 2001	1,000,000	10	114,202	1	20,742	—	—	—	106,488	(172,213)	(2,540)	(68,254)
Net income	—	—	—	—	—	—	—	—	—	898	—	898

Balance at December 31, 2002	1,000,000	10	114,202	1	20,742	—	—	—	106,488	(171,315)	(2,540)	(67,356)
Cancellation and issuance of new common stock in Reorganized Fountain View, Inc.	(1,000,000)	(10)	(114,202)	(1)	(20,742)	—	1,134,945	—	11	—	—	—
Issuance of new common stock to holders of indenture notes		—	—	—	—	—	58,642	—	1,073		—	1,073
Net loss	—	—	—	—	—	—	—	—	—	(13,678)	—	(13,678)

Balance at December 31, 2003	—	$—	—	$—	—	$—	1,193,587	$—	$107,572	$(184,993)	$(2,540)	$(79,961)

The accompanying notes are an integral part of these consolidated financial statements.

SKILLED HEALTHCARE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Cash Flows From Operating Activities
Net (loss) income	$(13,678)	$898	$(132,888)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,790	9,766	18,108
Reorganization costs, net	12,966	12,304	4,787
Provision for doubtful accounts	3,559	3,960	20,006
Provision for impairment of goodwill and long-lived assets	—	—	117,424
Accrued interest expense related to cumulative effect of adopting SFAS 150	12,261	—	—
Gain on disposal of property and equipment	(201)	(479)	—
Write off deferred financing costs of extinguished debt	4,111	—	—
Change in fair value of interest rate hedge	1,006	—	—
Changes in operating assets and liabilities:
Accounts receivable	(2,330)	(2,170)	(10,752)
Other current assets	(3,287)	258	(4,373)
Accounts payable, accrued liabilities and accrued interest payable	(28,409)	19,384	28,623
Employee compensation and benefits	1,991	1,577	2,386
Deferred income taxes	0	0	(19,778)

Total adjustments	(11,457)	44,600	156,431

Net cash (used in) provided by operating activities before reorganization costs	(2,221)	45,498	23,543
Net cash paid for reorganization costs	(12,746)	(15,120)	(628)

Net cash (used in) provided by operating activities	(14,967)	30,378	22,915

Cash Flows From Investing Activities
Principal payments and (additions) on notes receivable	(1,931)	788	474
Additions to notes receivable	—	(400)	—
Proceeds from disposal of property and equipment	1,732	779	—
Additions to property and equipment	(19,373)	(5,902)	(4,411)
Changes in other assets	(6,775)	(296)	(2,336)

Net cash used in investing activities	(26,347)	(5,031)	(6,273)

Cash Flows From Financing Activities
Borrowings under line of credit	16,124	—	—
Repayments on long-term debt	(22,483)	(15,760)	(1,114)
Repayments on long-term debt through refinancing	(96,084)	—	—
Proceeds from long-term debt	132,070	—	—
Purchase interest rate hedge	(2,900)	—	—
Additions to deferred financing costs of new debt	(4,314)	(37)	(1,798)
Charge related to issuance of new common stock	1,073

Net cash provided by (used in) financing activities	23,486	(15,797)	(6,040)

Increase (decrease) in cash and cash equivalents	(17,828)	9,550	10,602
Cash and cash equivalents at beginning of period	20,498	10,948	346

Cash and cash equivalents at end of period	$2,670	$20,498	$10,948

Supplemental disclosure of cash flow information:
Cash paid for:
Interest expense	$10,808	$10,808	$13,772

Income taxes	$826	$105	$32

Non-cash item:
Reclassification of accounts receivable to notes receivable	$4,670	$—	$1,342

Capital lease transactions	$13,170	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

1.     Description of Business

Current Business

      Skilled Healthcare Group, Inc., formerly known as Fountain View, Inc. (the “Company”) through its subsidiaries, is an operator of long-term care facilities and a provider of a wide range of post-acute care services, with a strategic emphasis on sub-acute specialty medical care. The Company operates a network of facilities in California and Texas, including 48 skilled nursing facilities (SNFs) that offer sub-acute, rehabilitative and specialty medical skilled nursing care, as well as five assisted living facilities (ALFs) that provide room and board and social services in a secure environment. In addition, the Company provides a variety of ancillary services such as physical, occupational and speech therapy in Company-operated facilities and unaffiliated facilities. The Company also operates three institutional pharmacies (one of which is a joint venture), which serve acute care hospitals as well as SNFs and ALFs, both affiliated and unaffiliated with the Company.

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

      Following its petition for protection under Chapter 11, the Company and its subsidiaries continued to operate their businesses as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court through August 19, 2003 (the “Effective Date”), when they emerged from bankruptcy pursuant to the terms of the Company’s Third Amended Joint Plan of Reorganization dated April 22, 2003 (the “Plan”). In connection with emerging from bankruptcy, the Company changed its name to Skilled Healthcare Group, Inc. From the date the Company filed the petition with the Bankruptcy court through December 31, 2003, the Company incurred reorganization expenses totaling approximately $30.1 million.

      The principal components of reorganization expenses incurred during the years ended December 31, 2003, 2002 and 2001 are as follows (in thousands):

	2003	2002	2001

Professional fees	$7,336	$8,181	$4,315
Court-related services	503	711	380
Refinancing Costs	1,990	762	—
Other fees	3,252	2,791	110
Less interest earned on accumulated cash	(115)	(141)	(18)

Total	$12,966	$12,304	$4,787

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On July 10, 2003, the Bankruptcy Court confirmed the Company’s Plan, which was approved by substantially all creditors and implemented on the Effective Date. The principal provisions of the Plan included:

•	the incurrence by the Company of (i) approximately $32.0 million in indebtedness available under new Revolving Credit Facilities; (ii) approximately $23.0 million under a new Secured Mezzanine Term Loan; and (iii) approximately $95.0 million under a new Senior Mortgage Term Loan;

•	the satisfaction of the Company’s 11 1/4% Senior Subordinated Notes due 2008 (“Senior Subordinated Notes”) upon the issuance or payment by us to the holders of Senior Subordinated Notes on a pro rata basis of (i) approximately $106.8 million of new Senior Subordinated Secured Increasing Rate Notes due 2008 (“Increasing Rate Notes”) that accrue interest at an initial rate of 9.25% and provide for annual rate increases, (ii) 58,642 shares of common stock and (iii) cash in the amount of $50.0 million, consisting of approximately $36.0 million in outstanding interest and approximately $14.0 million of principal;

•	the payment in full of amounts outstanding under our $90 million Term Loan Facility and $30 million Revolving Credit Facility;

•	the issuance of one share of new series A preferred stock for each share of the Company’s existing series A preferred stock;

•	the cancellation of the Company’s series A common stock and the issuance of 1.1142 shares of new common stock for each share of cancelled series A common stock;

•	the cancellation of the Company’s series B common stock and options to purchase series C common stock, with no distribution made in respect thereof;

•	the cancellation of the Company’s series C common stock and the issuance of one share of new common stock for each share of cancelled series C common stock;

•	the cancellation of outstanding warrants to purchase series C common stock and the issuance of new warrants, on substantially the same terms, to purchase a number of shares of new common stock equal to the number of shares of series C common stock that were subject to the existing warrants so cancelled;

•	an amendment and restatement of the Company’s stockholders’ agreement;

•	the impairment of certain secured claims and the impairment of certain general unsecured claims; and

•	the restructuring of the Company’s and its subsidiaries’ businesses and legal structure.

2.     Summary of Significant Accounting Policies

Basis of Presentation

      Although operating under the jurisdiction of the United States Bankruptcy Court as a debtor-in-possession through August 19, 2003, the Company continued to operate and control its subsidiaries. Therefore the consolidated financial statements of the Company include the accounts of the Company’s wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Estimates and Assumptions

      The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates in the Company’s consolidated financial statements relate to net revenues, allowance for doubtful accounts, and general and professional liability claims. Actual results could differ from those estimates.

Revenue Recognition

      Revenues are recorded on an accrual basis as services are performed at their estimated net realizable value. The Company derived approximately 78%, 82% and 80% of its revenues in 2003, 2002 and 2001 from funds under federal Medicare and state Medicaid assistance programs, the continuation of which are dependent upon governmental policies. Differences between final settlement and the estimated net realizable value accrued in prior years are reported as adjustments to the current year’s net revenues. These revenues are based, in certain cases, upon cost reimbursement principles and are subject to audit.

      In 1999, one of the Company’s Medicare fiscal intermediaries performed focused audits as part of the normal annual audit process at a number of the Company’s SNF facilities. The auditors identified certain matters that represented a departure from prior practices of the fiscal intermediary. In 2000, the Company received notification of proposed adjustments for certain of these audits. The adjustments, which originally were assessed to be approximately $2.8 million, were subsequently revised to approximately $1.4 million. The Company has appealed these adjustments and believes that the ultimate resolution of these items will not have a material adverse effect on its financial position or results of operations, notwithstanding the fact that the Company has not recorded a receivable related to the appeals. In July 2002, an adjustment relating to one of these audited facilities was settled for $109,000. The settlement was approved and entered in the Bankruptcy Court on July 10, 2002. As of December 31, 2003, the adjustments, after giving effect to the settlement of $109,000, were approximately $1.3 million.

      The Company’s net revenue is derived from services provided to patients in the following payer classes (in thousands):

	2003	2002	2001

Medicare	$125,994	$136,868	$124,777
Medicaid	155,152	141,735	130,215
Private	36,410	37,823	41,679
Managed Care and other	41,733	25,121	21,749

	$359,289	$341,547	$318,420

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

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Intangible Assets

      Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases. The Company adopted Statement of Financial Accounting Standards, (SFAS) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, on January 1, 2002.

      Goodwill, which was previously amortized on a straight-line basis over 35 years, is no longer amortized to earnings but instead is subject to periodic testing for impairment. Goodwill of a reporting unit is tested for impairment on an annual basis or between annual testing dates if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. As provided under SFAS No. 142, the initial testing of goodwill for possible impairment was completed within the first six months of 2002 and no impairment was identified. As of December 31, 2003, the carrying value of goodwill was approximately $20.8 million and no impairment was recorded at December 31, 2003 or 2002.

      Deferred financing costs substantially relate to the Company’s Senior Mortgage Term Loan and Increasing Rate Notes (see Note 6) and are being amortized over the maturity periods using an effective-interest method. At December 31, 2003, deferred financing costs, net of accumulated amortization was approximately $4.1 million.

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

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operation to include a component of an entity, and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. The Company’s adoption of SFAS 144 did not have a material impact on its financial position or results of operations.

Recent Accounting Pronouncements

      FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46) becomes effective beginning January 1, 2004. Variable interest entities (VIEs) are entities that lack sufficient equity or whose equity holders lack adequate decision making ability based on criteria set forth in the interpretation. All of a company’s VIEs must be evaluated under methods prescribed by this interpretation to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.

      The Company has an equity interest in a limited liability company that was formed with its joint venture partner, American Pharmaceutical Services, Inc. that is currently not consolidated, but under current rules are accounted for under the equity method of accounting. For this entity, the Company may hold a variable interest. This entity may be considered a VIE under FIN 46, and it is possible that the Company may be required to consolidate this entity when FIN 46 becomes applicable. The Company is currently in the process of analyzing this entity to determine if it is a VIE and, if so, whether the Company is the primary beneficiary in which case consolidation would be required. The Company believes that any additional liabilities recognized as a result of consolidating any VIEs would not represent additional claims on the general assets of the Company; rather, they would represent claims against the additional assets recognized by the Company as a result of consolidating the VIEs. Conversely, we believe that any additional assets recognized as a result of consolidating any VIEs would not represent additional assets of the Company that could be used to satisfy claims against the Company’s general assets.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). This statement was developed in response to concerns expressed by preparers, auditors, regulators, and other users of financial statements about issuers’ classification in the balance sheet of certain financial instruments that have characteristics of both liabilities and equity but that have been presented between the liabilities section and the equity section of the balance sheet. The statement requires that financial instruments issued in the form of shares that are mandatorily redeemable be classified as liabilities. Mandatorily redeemable shares are defined as shares for which the issuer has an unconditional obligation to redeem shares at a specified or determinable date or upon an event that is certain to occur. The Company adopted SFAS 150 on July 1, 2003. At that time, the Company’s Series A preferred stock, which is mandatorily redeemable was classified as a liability and the Company recognized interest expense of $12.3 million related to the adoption of SFAS 150. In accordance with the underlying provisions of SFAS 150, such charge was recorded in the Consolidated Financial Statements as a cumulative effect of a change in accounting principle during the third quarter, 2003.

      The following table illustrates the effect on net income (loss) if the Company had recorded interest expense for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	2003	2002	2001

Reported net (loss) income	$(13,678)	$898	$(132,888)
Reversal of cumulative effect	12,261	—	—
Interest expense on mandatorily redeemable Series A preferred stock	(1,502)	(2,760)	(2,464)

Pro forma net loss	$(2,919)	$(1,862)	$(135,352)

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     Fair Value of Financial Instruments

      The following methods and assumptions were used by the Company in estimating fair value of each class of financial instruments for which it is practicable to estimate this value.

Cash and Cash Equivalents

      The carrying amount approximates fair value because of the short maturity of these instruments.

Interest Rate Derivative Hedge

      Fair value for the Company’s interest rate derivative hedge is based on an estimate obtained from a broker.

Long-Term Debt

      The Company’s senior subordinated notes are currently trading at par, however, there has not been a significant amount of activity in the notes since the Company emerged from bankruptcy in August 2003. Consequently, the Company considers the carrying value of the senior subordinated notes to approximate its fair value. The carrying value of the Company’s remaining long-term debt, and its accounts receivable revolving credit facility is considered to approximate the fair value of such debt since the interest rates and terms approximate the interest rates and terms of similar debt the Company believes that it can obtain currently.

4.     Impairment of Goodwill and Long-Lived Assets

      As discussed in Note 2, on January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for Long-Lived Assets and for Long-Lived Assets to be Disposed of”. Under SFAS 142, goodwill and other intangible assets with indefinite lives, are no longer being amortized. Instead, the carrying amount will be subject to testing for possible impairment. Similarly, SFAS 144 requires impairment losses to be recognized for long-lived assets used in operations when indications of impairment are present and the estimate of undiscounted future cash flows is not sufficient to recover long-lived asset carrying amounts. No impairment was recognized for the years ended December 31, 2003 and 2002.

      In the third quarter of 2001, the Company determined that the Company’s liquidity problems and Chapter 11 filing served as an indication to the Company that the carrying values of the long-lived assets of its nursing, pharmacy and therapy services business segments may be impaired. As a result, during the third quarter of 2001, the Company revised its projections of future cash flows for its various business segments and, where the carrying value of the long-lived assets exceeded the estimated undiscounted cash flows, the Company estimated the fair value of these assets using a discounted cash flow model. This analysis was done at the lowest level where cash flows were identified to be independent of the cash flows of other groups of assets. Impairments were recorded based on the excess of the carrying value over the fair value of such assets.

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary of the impairment loss by business segment for the year ended December 31, 2001 (in thousands):

		Property,
		Equipment
	Goodwill	and Other	Total

Nursing services	$28,051	$82,429	$110,480
Therapy services	—	10	10
Pharmacy services	4,894	2,040	6,934

Total	$32,945	$84,479	$117,424

5.     Business Segments

      The Company has three reportable segments:

•	nursing services;

•	therapy services; and

•	pharmacy services.

      Nursing services are provided by 48 SNFs that offer sub-acute, rehabilitative and specialty medical skilled nursing care, as well as five ALFs that provide room and board and social services in a secure environment. Therapy services include ancillary services such as physical, occupational and speech therapy provided in Company-operated facilities, unaffiliated facilities and acute care hospitals. Pharmacy services are provided by three institutional pharmacies (one of which is a joint venture), which serve acute care hospitals as well as SNFs and ALFs, both affiliated and unaffiliated with the Company. The Company’s reportable segments are business units that offer different services and products. The reportable segments are each managed separately due to the nature of the services provided or the products sold.

      The Company’s management evaluates performance based on operating contribution, where segment revenues are reduced by those costs that are allowable to the segments. Management evaluates performance and allocates resources to each segment based on an operating model that is designed to maximize profitability and the quality of care provided across the Company’s entire facility network. Certain of the Company’s facilities are leased, under operating leases, and not owned. Accordingly, earnings before interest, taxes, depreciation, amortization, rent and extraordinary items are used to determine and evaluate segment profit or loss. Corporate overhead is not allocated to any segment for purposes of determining segment profit or loss, and is included, along with the Company’s durable medical equipment subsidiary, whose operations ceased during 2002, in the “all other” category in the selected segment financial data that follows. Goodwill and deferred financing costs are also not allocated to any segment for purposes of determining segment assets and are included in the “all other” category. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are recorded at the Company’s cost plus standard mark-up; intersegment profit and loss has been eliminated in consolidation.

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Selected Financial Data

      The following table sets forth selected financial data by business segment (in thousands):

	Nursing	Therapy	Pharmacy
	Services	Services	Services	All Other	Totals

Year ended December 31, 2003
Revenues from external customers	$299,314	$17,678	$42,350	$(53)	$359,289
Intersegment revenues	—	24,621	9,195	2,000	35,816

Total revenues	$299,314	$42,299	$51,545	$1,947	$395,105

Segment profit (loss)	$61,170	$6,194	$4,923	$(16,091)	$56,196
Segment assets	193,315	28,863	22,001	16,662	260,841
Capital expenditures	6,064	290	307	704	7,365
Year ended December 31, 2002
Revenues from external customers	$281,447	$21,098	$39,980	$(978)	$341,547
Intersegment revenues	—	21,495	7,766	2,976	32,237

Total revenues	$281,447	$42,593	$47,746	$1,998	$373,784

Segment profit (loss)	$61,302	$3,935	$4,897	$(16,636)	$53,498
Segment assets	95,420	52,205	21,773	134,044	303,442
Capital expenditures	4,729	94	265	513	5,601
Year ended December 31, 2001
Revenues from external customers	$270,162	$18,997	$29,171	$90	$318,420
Intersegment revenues	—	23,496	6,120	8,856	38,472

Total revenues	$270,162	$42,493	$35,291	$8,946	$356,892

Segment profit (loss)	$42,285	$2,917	$(2,747)	$(23,195)	$19,260
Segment assets	172,426	39,598	16,032	69,148	297,204
Capital expenditures	3,793	90	253	275	4,411

6.     Debt

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

      On August 19, 2003, the Company successfully consummated its Plan of Reorganization and emerged from Chapter 11 protection. To effectuate the plan, the Company entered into new credit facilities in an aggregate amount of approximately $250 million. The proceeds of the credit facilities, along with $30 million of the Company’s cash were used to restructure its previous existing debt. The holders of the Senior Subordinated Notes received a $50 million payment, $14 million of which was a principal payments, and notes for approximately $106 million. The notes accrue interest initially at a rate of 9.25%, and provide for annual rate increases. The outstanding balances on the $30 million Revolving Credit Facility and $90 million Term Loan Facility were paid in full.

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Long-term debt consists of the following at December 31, 2003 and 2002 (in thousands):

	December 31, 2003	December 31, 2002

Senior Subordinated Notes, interest rate initially 9.25%, with annual increases to 15.00%, due 2008	$106,762	$—
First Mortgage adjustable rate multi-property loan, interest based on the one-month LIBOR plus 4.50%, collateralized by real property	84,150	—
Mezzanine Loans, interest based on LIBOR plus 18.875%, collateralized by all tangible and intangible assets	22,375	—
$32 million Accounts Receivable Revolving Credit Facility, interest based on the WSJ Prime rate plus 2.5%, collateralized by accounts receivable	16,124	—
Mortgage and other notes payable, fixed interest rates from 6.0% to 9.0%, due in various monthly installments through August 2010, collateralized by property and equipment with a book value of approximately $6.9 million at December 31, 2003	11,458	—
Present value of capital lease obligations at effective interest rates from 6.25%, collateralized by property and equipment with a book value of approximately $13,255 at December 31, 2003	13,171	—
Senior Subordinated Notes, fixed interest rate of 11.25%, interest only payable semiannually, principal due 2008, unsecured	—	120,000
$90 million Term Loan Facility, interest based on LIBOR plus the applicable margin, principal due in quarterly installments through December 2003, remaining unpaid principal due March 2004, collateralized by all tangible and intangible assets	—	63,796
$30 million Revolving Credit Facility, interest based on LIBOR plus the applicable margin, principal due April 2004, collateralized by all tangible and intangible assets	—	22,848
Present value of capital lease obligations at effective interest rates from 8.4% to 9.0%, secured by property and equipment with a book value of approximately $14,616 at December 31, 2002	—	11,527
Mortgage and other notes payable, fixed interest rates from 7.75% to 9.0%, due in various monthly installments through January 2026, collateralized by property and equipment with a book value of approximately $7,242 at December 31, 2002	—	5,412
Mortgage note payable, interest based on LIBOR plus the applicable margin, originally due in March 2001 (negotiations to extend terms were not completed prior to the Filing Date), collateralized by property and equipment with a book value of approximately $5,221 at December 31, 2002	—	823

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2003	December 31, 2002

Long-term debt	254,040	224,406
Less current portion of long-term debt subject to compromise	—	(121,580)
Less remaining amounts due within one year	(35,610)	(92,959)

Long-term debt and capital leases, net of current portion	$218,430	$9,867

Senior Subordinated Notes

      In April 1998, the Company successfully completed a Senior Subordinated Note Offering for an aggregate principal amount of $120 million, with an interest rate of 11.25% due in 2008. Interest was payable semiannually in April and October of each year. The Notes constituted general, unsecured obligations of the Company, subordinate to all senior debt. In 2001, the Company was unable to make the semiannual interest payments required under the Notes. An agreement in principle between the Company and the holders of the Notes was agreed to such that during the pendancy of the bankruptcy proceeding, the Notes would accrue interest at an abated rate of 9.5%.

      In July 2001, the Company received an acceleration notice from the holders of its Notes. However, as a result of the Chapter 11 filing, claims against the Company in existence prior to the Filing Date were automatically stayed. The Company classified the obligations with respect to the Notes, including the accrued interest thereon, as current liabilities and included them as part of liabilities subject to compromise in the Company’s consolidated balance sheet as of December 31, 2002.

      On August 19, 2003, pursuant to the Plan, the Company satisfied the terms of the Senior Subordinated Notes with a payment to the holders on a pro rata basis of $50.0 million, consisting of approximately $36.0 million in outstanding interest and approximately $14.0 million of principal. At that time, the holders of the Senior Subordinated Notes received on a pro rata basis new Senior Subordinated Secured Increasing Rate Notes due in August 2008, that accrue interest at an initial rate of 9.25 and provide for annual rate increases. The Company accrues interest on the new Senior Subordinated Notes using the effective interest method which straight lines the interest over the term of the notes. At December 31, 2003, the Company had accrued approximately $1.3 million in excess of the pay rate for the semi-annual interest payments.

First Mortgage Term Loan

      In August 2003, the Company entered into a First Mortgage Term Loan facility in the aggregate principal amount of $85 million payable in monthly installments with a final maturity in August 2008. The loan bears interest at LIBOR plus a margin of 4.5%.

Revolving Credit Facility

      The Revolving Credit Facility is available for general borrowing purposes, including working capital and permitted capital expenditures. The Revolving Credit Facility, which matures on August 19, 2008, is subject to a borrowing base calculation based upon a percentage of the Company’s eligible accounts receivable. Borrowings bear interest at the WSJ Prime rate plus 2.5%.

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mezzanine Loans

      The Mezzanine loans were entered into as a Second Mortgage note for $10 million and collateralized note for $23 million. The Second Mortgage note is an interest only loan for 30 months, and beginning on the 31st month equal installments of $333,333 are due plus interest. The collateralized note has principal payments of $208,333 for two years plus interest, and requires interest only payments for the remaining three years. The interest rate is LIBOR plus a margin of 18.875%. The Company is required to make additional principal payments under the terms of the mezzanine loans up to $10 million annually based on excess cash flow as defined in the loan agreement. As of March 2004, the interest rate on these notes is LIBOR plus a margin of 15.0%.

Scheduled Maturities of Long-Term Debt

      The scheduled maturities of long-term debt and capital lease obligations are as follows (in thousands):

	Capital	Long Term
	Leases	Debt	Total

2004(1)	$11,285	$24,692	$35,977
2005	156	6,987	7,143
2006	156	6,641	6,797
2007	156	7,618	7,774
2008	156	188,546	188,702
Thereafter	2,184	6,385	8,569

	14,093	240,869	254,962
Less: amount representing interest	(922)	—	(922)

	$13,171	$240,869	$254,040

(1)	Includes a debt obligation related to a capital lease that becomes first exercisable in April 2004, and continues for a 18 month period.

7.     Other Assets

      Other assets are comprised of the following at December 31, 2003 and 2002 (in thousands):

	December 31, 2003	December 31, 2002

Equity investment in Pharmacy Joint Venture	$3,636	$3,373
Debt service reserves (amounts on deposit with a lender)	8,610	—
Restricted cash	4,512	—
Deposits	2,695	3,153

	19,453	6,526
Less current portion	6,535	—

	$12,918	$6,526

Equity Investment in Pharmacy Joint Venture

      The Company has a joint-venture relationship with American Pharmaceutical Services, Inc. to service its pharmaceutical needs for a limited number of its Texas operations. The joint venture, a limited liability company, was formed in 1995, and was funded through the contribution by the Company of $1.5 million of cash, and the contribution by American Pharmaceutical Services of $3.0 million of tangible assets. Immediately after the formation and funding of the joint venture, a distribution of $1.5 million in cash was made to American Pharmaceutical Partners such that each of the joint venture partners retained a 50% equity interest in the partnership after the distribution. The joint venture operates a pharmacy in Austin, Texas and the Company pays market value for prescription drugs and receives a 50% share of the net income related to

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

this joint-venture. Based on the Company’s lack of any controlling financial interest, the investment in the joint-venture is accounted for under the equity method of accounting.

Debt Service Reserves

      In connection with the Senior Mortgage Term Loan, the Company is required to maintain reserves on deposit with the lender. At December 31, 2003 the following amounts were on reserve: $2.0 million for general insurance, $1.4 million for property insurance and taxes, $1.2 million for professional liability reserves, $1.0 million for deferred maintenance and improvements, $0.6 million for workers’ compensation costs, and $2.4 million for debt service coverage in the event of default.

Restricted Cash

      In August 2003, the Company formed Fountain View Reinsurance, Ltd., (the “captive”) a wholly owned off-shore captive for the purposes of insuring its workers’ compensation liability in California. In connection with the formation of this subsidiary, the Company funded the captive with approximately $4.5 million.

Deposits

      In the normal course of business the Company is required to post security deposits with respect to its our leased properties and to many of the vendors with which it conducts business.

8.     Reversal of Charge Related to Decertification of a Facility

      In November 1999, one of the Company’s SNFs was decertified from the Medicare and Medicaid Programs as a result of surveys conducted by the California Department of Health Services. In December 2000, the Company obtained new provider agreements from both the Medicare and Medicaid Programs. During the period through December 2000, the Company recorded a charge relating to this decertification totaling approximately $4,865,000. The Company appealed this decertification with a Federal Government Administrative Law Judge and filed a claim against the State of California.

      In November 2002, a settlement was reached to provide for an earlier recertification of the facility and a recovery of uncompensated care in the amount totaling approximately $3.1 million. A Bankruptcy Court order approving the settlement agreement was entered in December 2002. Due to the on-going contingency related to the payment of these services the Company did not record the reversal of the charge until the cash was received. Of the amount settled, a total of approximately $2.7 million has been received through December 31, 2003.

9.	Property and Equipment

      Property and equipment is comprised of the following at December 31, 2003 and 2002 (in thousands):

	December 31, 2003	December 31, 2002

Property and equipment, at cost:
Land and land improvements	$18,501	$17,558
Buildings and leasehold improvements	170,052	156,220
Furniture and equipment	30,202	27,924
Construction in progress	1,210	587

	219,965	202,289
Less accumulated depreciation and amortization	(62,385)	(54,488)

	$157,580	$147,801

Capital Leases

      Property and equipment includes $13.3 million related to land and building for the lease of five facilities that have been capitalized.

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Income Taxes

      The provision for (benefit from) income taxes consists of the following (in thousands):

	Year Ended December 31

	2003	2002	2001

Federal:
Current	$—	$9	$(406)
Deferred	—	—	(16,908)
State:
Current	(414)	739	(347)
Deferred	—	—	(2,870)

	$(414)	$748	$(20,531)

      A reconciliation of the provision for (benefit from) income taxes with the amount computed using the federal statutory rate is as follows (in thousands):

	Year Ended December 31

	2003	2002	2001

Federal rate (35%)	$(4,932)	$576	$(53,433)
State taxes, net of federal tax benefit	(269)	61	(2,091)
Valuation allowance	5	(5)	22,695
Goodwill	—	—	12,165
Preferred Stock, Series A dividends	4,847	—	—
Other, net	(65)	116	133

	$(414)	$748	$(20,531)

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

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31

	2003		2002

	Current	Non-Current	Current	Non-Current

Deferred tax assets:
Vacation and other accrued expenses	$3,120	—	$8,026	$—
Allowance for uncollectible accounts	4,736	—	7,659	—
Professional liability accrual	10,659	—	8,368	—
Net operating loss carryforward	5,612	—	318	—
Other	34	20,357	961	18,979

Total deferred tax assets	24,161	20,357	25,332	18,979
Deferred tax liabilities:
Tax over book depreciation	—	(8,625)	—	(9,376)
Step-up of assets acquired	—	(2,900)	—	(3,214)
Other	(145)	(1,053)	(1,230)	(289)

Total deferred tax liabilities	(145)	(12,578)	(1,230)	(12,879)

Net deferred tax assets (liabilities)	24,016	7,779	24,102	6,100
Valuation allowance	(24,016)	(7,779)	(24,102)	(6,100)

Net deferred tax assets (liabilities)	$—	$—	$—	$—

      As of December 31, 2003, the Company has federal net operating loss carryforwards of approximately $14.7 million, which begin to expire in 2012. The Company also has federal general business tax credit (GBC) carryforwards of approximately $1.7 million that begin to expire in 2012. Current California state law suspends the use of NOL carryforwards for tax years 2002 and 2003. As such, the Company was not able to utilize the existing state NOL carryforwards to offset taxable income generated in 2002 with respect to income taxes due in California. This suspension will not apply to tax years beginning on or after 2004. The change in valuation allowance of $1.6 million is attributable to increases in deferred tax assets primarily related to loss carryforwards.

      Utilization of the net operating loss may be subject to an annual limitation due to ownership change constraints set forth under Internal Revenue Code Section 382 and similar state tax provisions.

11.	Shareholders’ Equity

Mandatorily Redeemable Preferred Stock

      The Company’s series A preferred stock is subject to mandatory redemption by the Company upon the earlier of (i) an underwritten initial public offering of the Company’s common stock for cash pursuant to a registration statement filed under the Securities Act of 1933, as amended or (ii) May 1, 2010. The series A preferred stock is also redeemable by the Company, out of funds legally available therefore, at the option of the Company at any time by payment of the per share Base Amount plus all unpaid dividends accrued on such shares. The Base Amount is initially equal to $1,000 per share of series A preferred stock, provided that any dividends that have accrued but are not paid on March 31 of each year are automatically added to the Base Amount. The series A preferred stock entitles the holder to a dividend at an annual rate of 12% of the Base Amount of each share of series A preferred stock from the date of issuance of such share, provided that all outstanding shares of series A preferred stock are deemed to have been issued as of March 27, 1998 for purposes of determining the amount of dividends that have accrued. As of December 31, 2003, the aggregate

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Base Amount of the series A preferred stock was $15.0 million and there was approximately $13.8 million of undeclared and unpaid dividends on the series A preferred stock, which has been accrued as interest expense under FSAS 150 Statement.

      Pursuant to the Company Plan, the Company issued new shares of series A preferred stock in exchange for existing shares of series A preferred stock. The holders of new shares of series A preferred stock have substantially the same rights and privileges as the holders of previously outstanding series A preferred stock; provided that each share of new series A preferred stock is entitled to one vote per share and is entitled, except as otherwise required by law to vote together with our common stock on all matters put before our stockholders.

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

Warrants

      In 1998, the Company issued 71,119 warrants to purchase the Company’s Series C Common Stock at an exercise price of $.01 per share. The warrants were exercisable beginning April 16, 1998, and expired in April 2008. During 2003 and 2002, no warrants were exercised.

      Pursuant to the Company’s Plan, the Company’s outstanding warrants of 50,377 were cancelled and replaced with an equivalent number of new warrants to purchase common stock. Other than the security for which the warrant may be exercised, the terms of the new warrants are substantially similar to the terms of the cancelled warrants.

Stock Options

      In 1998, the Company adopted a stock option plan which provided for the grant of stock options to certain directors, employees and consultants of the Company to purchase up to 49,388 shares of series C common stock. At December 31, 2002, a total of 39,226 options had been granted to employees and consultants of the Company. Out of the 39,226 options granted, 12,422 and 9,996 options were cancelled in 2002 and 2001, respectively, leaving a total of 11,062 options outstanding at December 31, 2002.

      In August 2003, the Company’s Plan cancelled all options to purchase the Company’s series C common stock without consideration.

12.	Commitments and Contingencies

Leases

      The Company leases certain of its facilities under noncancelable operating leases. The leases generally provide for payment of property taxes, insurance and repairs, and have rent escalation clauses, principally based upon the Consumer Price Index or other fixed annual adjustments.

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The future minimum rental payments under noncancelable operating leases that have initial or remaining lease terms in excess of one year as of December 31, 2003, are as follows (in thousands):

	Related
	Party	Other	Total

2004	$2,077	$5,084	$7,161
2005	2,077	4,076	6,153
2006	2,077	3,903	5,980
2007	2,077	3,742	5,819
2008	2,077	3,562	5,639
Thereafter	17,824	18,915	36,739

	$28,209	$39,282	$67,491

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

      At various times prior to July 31, 2002, the Texas Department of Human Services (TDHS) conducted several surveys of certain of the Company’s facilities in Texas. As a result of these surveys, TDHS assessed civil monetary penalties against the Company totaling approximately $1.0 million and in some cases withdrew approval of its Nurse Aide Training and Competency Evaluation Program (NATCEP), for alleged licensure violations. The Company filed an appeal of the imposition of each of the above referenced sanctions. On April 14, 2003, the parties reached an agreement, which settled the matter for approximately $0.3 million. The amount was accrued in the Company’s consolidated financial statements as of December 31, 2002. Pursuant to the agreement, the amount is payable in equal monthly installments over a period of twelve months beginning on July 23, 2003. Interest at a rate of ten percent will begin to accrue on any outstanding balance thirty days following the due date of the first payment. The remaining payments of $0.2 million are accrued in the Company’s consolidated financial statements as of December 31, 2003.

      The Company follows the provision of Statement of Financial Accounting Standards No. 5 (SFAS No. 5), Accounting for Contingencies. SFAS No. 5 requires that an estimated loss from a loss contingency be accrued for by a charge to income if its both probable that an asset has been impaired or that a liability has been incurred and that the amount of the loss can be reasonably estimated.

Insurance

      We maintain insurance for general and professional liability, workers’ compensation and employers’ liability, employee benefits liability, property, casualty, directors and officers, inland marine, crime, boiler and machinery, automobile, employment practices liability, earthquake and flood, We believe that our insurance programs are adequate and where there has been a direct transfer of risk to the insurance carrier, we do not recognize a liability in our consolidated financial statements.

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Workers’ Compensation

      Our Texas operations have medical only coverage and an excess employer’s liability policy with a $1,000,000 per occurrence self-insured retention. Our California operations have a fully insured high-deductible workers’ compensation policy with a $500,000 per occurrence deductible.

General and Professional Liability

      Our skilled nursing services subject us to certain liability risks. Malpractice claims may be asserted against us if our services are alleged to have resulted in patient injury or other adverse effects, the risk of which is greater for higher-acuity patients, such as those receiving specialty and sub-acute services, than for traditional long-term care patients. We have from time to time been subject to malpractice claims and other litigation in the ordinary course of business.

      Effective April 10, 2001, we obtained a retrospectively rated claims-made policy with a self-insured retention of $250,000 for our California and Arizona facilities and $1,000,000 for our Texas facilities. Each facility has an occurrence and aggregate coverage limit of $4,000,000 and $5,000,000, respectively, and our overall company-wide aggregate coverage limit is $5,000,000. We do not carry any excess general and professional liability insurance coverage.

      Additional insurance for periods prior to April 10, 2001 is provided through a claims-made umbrella policy with limits of $15,000,000 per occurrence and in the aggregate for the period March 1, 1999 to March 1, 2000 and $25,000,000 per occurrence and in the aggregate for the policy period March 1, 2000 to April 10, 2001 over primary general and professional liability policies. Coverage was extended for all incidents occurring from March 1, 2000 to April 10, 2001, under the March 1, 2000 policy, through June 9, 2003. This extension takes us beyond the statute of limitations in all applicable jurisdictions for any incident occurring prior to April 10, 2001.

      Our liabilities for professional and workers’ compensation risks are estimated by our independent actuaries quarterly and semi-annually, respectively, using the most recent trends of claims, settlements and other relevant data. Our liabilities have been estimated on an undiscounted basis. We believe adequate provision has been made in the financial statements for liabilities that may arise out of patient care and compensable employee injuries.

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

13.     Material Transactions with Related Entities

Leased Facilities

      Our former Chief Executive Officer and current director, and his wife, a former Executive Vice President of the Company, own the real estate for four of the Company’s leased facilities. Such real estate has not been included in the financial statements for any of the years presented herein. Lease payments to these related parties under operating leases for these facilities for the years ended December 31, 2003, 2002 and 2001 were $1.8 million, $1.9 million and $1.9 million, respectively.

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Medical Supply Company

      Our former Executive Vice President, who is also the wife of the Company’s former Chief Executive Officer and current director, owned approximately 33% of a medical supply company that provides medical supplies and equipment to the Company pursuant to a supply contract. In May 2003, this ownership interest was fully divested. As part of our on-going effort to review and renegotiate all of its material executory contracts during the reorganization proceeding, the agreement was amended, first in September 2002 and subsequently in April 2003. The agreement, as amended, provides for an approximately 5% price reduction on medical supplies and equipment, effective through April 30, 2008. Billings for medical supplies from this related company for the years ended December 31, 2003, 2002 and 2001 were $5.5 million $4.5 million and $4.9 million, respectively. We believe that the terms of this supply agreement are at least as favorable to the us as could be obtained from third parties in an arms length transaction.

Notes Receivable

      We have a limited recourse promissory note receivable from the Chairman of the Board of Directors in the amount of approximately $2.5 million with an interest rate of 5.7%. The Note is due on the earlier of April 15, 2007 or the sale by the Chairman of 20,000 shares of our common stock pledged as security for the note. We have recourse for payment up to $1.0 million of the principal amount of the note.

      In September 2002, we extended a limited recourse loan in the principal amount up to $0.5 million to our Chief Executive Officer. The note, which was secured by a deed of trust on the residential property of the Chief Executive Officer, bore interest at a rate of 8.0% per annum and required monthly payments payable on the first day of each month beginning on the first day of October 2002. The entire principal balance of the note together with the accrued interest thereon was due and payable on the earlier of December 1, 2003 or upon the sale of the property securing the loan. In October 2003, the outstanding principal and interest on the loan was paid in full.

14.	Defined Contribution Plan

      As of December 31, 2003, the Company sponsored a defined contribution plan covering substantially all employees who meet certain eligibility requirements. The company does not contribute to this plan.

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Quarterly Financial Information (unaudited)

      The following table summarizes unaudited financial data for the year ended December 31, 2003 and 2002 (in thousands):

	Three Months Ended,

	March 31,	June 30,	September 30,	December 31,

Year ended December 31, 2003:
Net operating revenue	$85,101	$86,239	$90,584	$97,365
Total costs and expenses	82,311	82,608	88,476	92,376

Income (loss) from continuing operations	2,790	3,631	2,108	4,989
Other expenses	2,404	1,074	9,658	2,213

Income (loss) before income taxes and change in accounting principle	386	2,557	(7,550)	2,776
Income tax provision (benefit)	—	—	—	(414)
Cumulative effect of change in accounting principle	—	—	12,261	—

Net income (loss)	$386	$2,557	$(19,811)	$3,190

Year ended December 31, 2002:
Net operating revenue	$80,672	$86,901	$87,249	$86,725
Total costs and expenses	78,789	82,646	83,214	82,948

Income (loss) from continuing operations	1,883	4,255	4,035	3,777
Other expenses	3,385	2,913	2,548	3,458

Income (loss) before income taxes	(1,502)	1,342	1,487	319

Income tax provision (benefit)	(683)	610	676	145
Net income (loss)	$(819)	$732	$811	$174

16.	Subsequent Events

      The Company entered into restricted stock agreements with each of Messrs. Hendrickson, Lynch, Harrison and Rapp, effective March 8, 2004, concurrent with the execution of the amended employment agreements for each executive. Pursuant to these agreements we granted shares of our restricted and non-voting Class B common stock for a purchase price of $0.05 per share to these executives in the following amounts:

Number of
Shares

Boyd Hendrickson	39,439
Jose Lynch	19,719
John Harrison	4,930
Roland Rapp	6,573

      These shares of Class B common stock are restricted by certain vesting requirements, rights of the Company to repurchase the shares, and restrictions on the sale or transfer of such shares. All such restrictions will lapse in full upon the occurrence of a Trigger Event, as defined above under “Employment Agreements.” Our board of directors may also elect at any time to remove any or all of these restrictions.

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Vesting. Under each agreement, the shares Class B common stock are unvested and will vest in full upon a Trigger Event. Upon termination of the executive’s employment by reason of death or disability or termination by the Company without cause, as these terms are defined in the agreements, the shares will vest in the amount of approximately 40-50%, depending on the executive, of the executive’s granted shares, plus an additional amount for each full month elapse between the grant date of March 8, 2004 and the date of termination, not to exceed the number of shares granted to the executive.

      If a Trigger Event has not occurred by the end of the original term of the amended employment agreement for each executive and the executive is still employed by the Company, 50% of his shares will vest if the executive has complied with the confidentiality and non-solicitation obligations in his amended employment agreement and the Company has met certain financial performance targets. In the event there is a termination of employment after the term of the executive’s amended and restated employment agreement and 50% of his shares of Class B common have vested, the executive has the right to require the Company to repurchase such vested shares at fair market value upon written request within 12 months after the date of his termination. Immediately prior to an IPO, any such right will expired to the extent not exercised.

      If a trigger event occurs within nine months following the termination of the executive’s employment for death or disability or termination by the Company without cause, or within nine months following the term of employment under his amended employment agreement, additional shares of his Class B common stock will vest in a number so that his vested shares will equal the amount of shares granted. The executive will not have the right to require the Company to purchase any of his shares of Class B common stock that vests as a result of such a Trigger Event.

      Repurchase Rights. Under each agreement, the Company will have the right to repurchase at fair market value all vested shares of Class B common stock held by Messrs. Hendrickson, Lynch, Harrison and Rapp upon termination of his employment for death or disability or by the Company without cause during the term of his amended employment agreement, or upon termination of his employment for any reason after the term of his amended employment agreement. This repurchase right by the Company will terminate immediately prior to an IPO to the such right has not been exercised.

      If the Company has repurchased any of the executive’s vested Class B common shares and additional shares held by the executive vests upon the occurrence of a Trigger Event within nine months following the termination of the executive’s employment for death or disability or termination by the Company without cause, or within nine months following the term of employment under his amended employment agreement, the Company will pay the executive to repurchase such additional shares for fair market value. The Company may also purchase any unvested shares of Class B common stock from the executive upon termination of his employment for the lesser of $0.05 per share, the price he initially paid for the shares, or the fair market value of the shares at the time of repurchase.

      We will not have the right to repurchase any shares of Class B common stock that vest in connection with a Trigger Event. However, if the terminal equity value of the Company, as such term is defined in the agreements, is less than $100 million upon the occurrence of a trigger event, the Company will have the right to purchase all vested and unvested shares of the Class B common stock from the executive for the lesser of $0.05 per share, the price he initially paid for the shares, or the fair market value of the shares at the time of repurchase.

      The restricted stock for which vesting is contingent upon the occurrence of certain event or the achieving of certain levels of financial performance by the Company will require variable accounting. As required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation and FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, the Company will account for the difference between the purchase price and the estimated fair value of the Company’s Class B common stock as estimated by the Company’s management for financial reporting purposes as stock-based compensation charges over the period prior to the selling or cancellation of the restricted stock which are expected to eventually vest.

SCHEDULE II — VALUATION ACCOUNTS

SKILLED HEALTHCARE GROUP, INC.

December 31, 2003

	Balance at	Charged to
	Beginning of	Costs and		Balance at End
	Period	Expenses	Deductions(1)	of Period

	(Dollars in thousands)
Accounts receivable
Year Ended December 31, 2003	$17,315	$3,559	$(10,841)	$10,033
Year Ended December 31, 2002	$24,789	$3,960	$(11,434)	$17,315
Year Ended December 31, 2001	$9,961	$20,006	$(5,178)	$24,789
Notes receivable
Year Ended December 31, 2003	$2,035	$(188)	—	$1,847
Year Ended December 31, 2002	$1,880	$155	—	$2,035
Year Ended December 31, 2001	$697	$1,183	—	$1,880

(1)	Uncollectible accounts written off, net of recoveries.

INDEX OF EXHIBITS

Exhibit
Number	Description

2.1	Debtors’ Third Amended Joint Plan of Reorganization(1)
2.2	Debtors’ Disclosure Statement(1)
3.1	Restated Certificate of Incorporation
3.2	Bylaws(2)
4.1	Indenture dated as of August 19, 2003 among the Company, the Guarantors (as defined therein) and U.S. Bank National Association(3)
4.2	Amended and Restated Stockholders Agreement(3)
4.3	Amendment No. 1 to Amended and Restated Stockholders Agreement(3)
4.4.1	Form of New Common Stock Certificate(3)
4.4.2	Form of New Series A Preferred Stock Certificate(3)
4.5	Form of Warrant to Purchase Common Stock(3)
10.1	Revolving Credit and Security Agreement among the Subsidiary Borrowers listed on Schedule 1 annexed thereto and the Company, as borrowers, and CapitalSource Finance LLC, as administrative agent and collateral agent(3)
10.2	$20,000,000 Revolving Note dated as of August 19, 2003 made by the Company and the companies listed on the signature page thereto in favor of CapitalSource Finance LLC, as administrative agent and collateral agent(3)
10.3	$1,000,000 Revolving Note dated as of August 19, 2003 ,made by the Company and the companies listed on the signature page thereto in favor of CapitalSource Finance LLC, as administrative agent and collateral agent(3)
10.4	Revolving Credit and Security Agreement among the Borrowers listed on Schedule 1 annexed thereto, as borrowers, and CapitalSource Finance LLC, as administrative agent and collateral agent for Lenders, and Lenders party thereto(3)
10.5	$11,000,000 Revolving Note dated as of August 19, 2003 made by the companies listed on the signature page thereto in favor of CapitalSource Finance LLC, as administrative agent and collateral agent(3)
10.6	Loan Agreement dated as of August 19, 2003 between the entities listed on Schedule I annexed thereto, as Borrower, and Column Financial, Inc., as Lender(3)
10.7	$85,000,000 Promissory Note A dated August 19, 2003 made by each of the entities set forth on Schedule A annexed thereto in favor of Column Financial, Inc.(3)
10.8	$5,000,000 Promissory Note B-1 dated August 19, 2003 made by each of the entities set forth on Schedule A annexed thereto in favor of Column Financial, Inc.(3)
10.9	$2,500,000 Promissory Note B-2 dated August 19, 2003 made by each of the entities set forth on Schedule A annexed thereto in favor of Column Financial, Inc.(3)
10.10	$2,500,000 Promissory Note B-3 dated August 19, 2003 made by each of the entities set forth on Schedule A annexed thereto in favor of Column Financial, Inc.(3)
10.11	Guaranty Agreement dated August 19, 2003 by the Company for the benefit of Column Financial, Inc.(3)
10.12	Mezzanine Loan Agreement dated as of August 19, 2003 between SHG Property Resources, LLC and SHG Investments, LLC, collectively, as Borrower, and CapitalSource Finance LLC, Fortress Credit Opportunities I, L.P. and Highbridge/Zwirn Special Opportunities Fund, L.P., collectively, as Lender, and CapitalSource Finance LLC, as administrative agent and collateral agent for Lender(3)
10.13	$11,500,000 Promissory Note dated as of August 19, 2003 made by SHG Property Resources, LLC and SHG Investments, LLC in favor of CapitalSource Finance LLC(3)
10.14	$5,750,000 Promissory Note dated as of August 19, 2003 made by SHG Property Resources, LLC and SHG Investments, LLC in favor of Highbridge/Zwirn Special Opportunities Fund, L.P.(3)
10.15	$5,750,000 Promissory Note dated as of August 19, 2003 made by SHG Property Resources, LLC and SHG Investments, LLC in favor of Fortress Credit Opportunities I, L.P.(3)

Exhibit
Number	Description

10.16	Pledge and Security Agreement dated August 19, 2003 by and among SHG Property Resources, LLC and SHG Investments, LLC, as Borrowers, Summit Care Corporation, Summit Care Texas, L.P., Summit Care Texas Management, LLC and Skilled Healthcare, LLC, as Pledgor Guarantors, and CapitalSource Finance LLC, as Agent(3)
10.17	Environmental Indemnity Agreement dated August 19, 2003 by SHG Property Resources, LLC and SHG Investments, LLC, as Borrowers in favor of CapitalSource Finance LLC, as Agent(3)
10.18	Guaranty of Payment dated August 19, 2003 by the Company in favor of CapitalSource Finance LLC, as Agent(3)
10.19	Guaranty of Payment (Pledgor) dated August 19, 2003 by Summit Care Corporation, Summit Care Texas, L.P., Summit Care Texas Management, LLC and Skilled Healthcare, LLC, as Pledgor Guarantors in favor of CapitalSource Finance LLC, as Agent(3)
10.20	Security Agreement dated August 19, 2003 among the Company, those subsidiaries a party thereto and CapitalSource Finance LLC, as Agent(3)
10.21	B Note Guaranty dated August 19, 2003 by the Company in favor of Column Financial, Inc.(3)
10.22	Amendment No. 1 to Revolving Credit and Security Agreement dated October 30, 2003 among the Subsidiary Borrowers signatory thereto, Skilled Healthcare Group, Inc. and CapitalSource Finance LLC, as administrative agent for Lenders, and Lenders party thereto(3)
10.23	Amendment No. 1 to Revolving Credit and Security Agreement dated October 30, 2003 among the Borrowers signatory thereto and CapitalSource Finance LLC, as administrative agent and Agent for Lenders, and Lenders party thereto(3)
10.24	Commercial Lease dated August 25, 2003 between Matmel Enterprises, Inc. and the Company(3)
10.25	Skilled Healthcare Group, Inc. 2004 Equity Incentive Plan*
31.1	Certification of Chief Executive Officer of Skilled Healthcare Group, Inc., Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer of Skilled Healthcare Group, Inc., Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Skilled Healthcare Group, Inc., Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Each of these exhibits is incorporated herein by reference to the Company’s Form T-3 filed with the Securities and Exchange Commission on July 16, 2003.

(2)	Each of these exhibits is incorporated by reference to the Company’s Registration Statement on Form S-4 (No. 333-57279) filed with the Securities and Exchange Commission on June 19, 1998, as amended.

(3)	Each of these exhibits is incorporated by reference to the Company’s Report on Form 10-Q for the Quarter ended September 30, 2003.

*	Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.