Form 10-Q
period 2004-03-31
SKILLED HEALTHCARE GROUP INC
filed 2004-05-14
CIK 1055468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 333-57279

Skilled Healthcare Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4644784 (I.R.S. Employer Identification No.)

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12,13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under plan confirmed by a court. Yes ☒ No ☐

     As of March 31, 2004, the issuer had 1,193,587 shares of class A common stock, $0.01 par value per share and 70,661 shares of class B non-voting common stock, $0.01 par value per share outstanding. The Company’s common stock is not registered on any national exchange and there is currently no public market for the Company’s stock.

SKILLED HEALTHCARE GROUP, INC.

Form 10-Q
For the Period Ended March 31, 2004

Index

		Page
Part I—Financial Information		1
Item 1.	Financial Statements	1
	Condensed consolidated balance sheets as of March 31, 2004 (unaudited) and December 31, 2003	1
	Condensed consolidated statements of operations for the three months ended March 31, 2004 and 2003 (unaudited)	2
	Condensed consolidated statements of cash flows for the three months ended March 31, 2004 and 2003 (unaudited	3
	Notes to condensed consolidated financial statements (unaudited)	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	29
Part II—Other Information		30
Item 1.	Legal Proceedings	30
Item 2.	Changes in Securities and Use of Proceeds	30
Item 4.	Submission of Matters to a Vote of Security Holders	31
Item 6.	Exhibits and Reports on Form 8-K	32
Signatures		33
Exhibit Index		34
Certifications
EXHIBIT 10.26
EXHIBIT 10.27
EXHIBIT 10.28
EXHIBIT 10.29
EXHIBIT 10.30
EXHIBIT 10.31
EXHIBIT 10.32
Ex-10.33
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SKILLED HEALTHCARE GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
 (DOLLARS IN THOUSANDS)

ASSETS

	March 31, 2004	December 31, 2003
	(Unaudited)
Current assets:
Cash and cash equivalents	$—	$2,670
Accounts receivable, net of allowance for doubtful accounts of $9,102 in 2004 and $10,033 in 2003	42,423	42,592
Other current assets	14,550	15,277

Total current assets	56,973	60,539
Property and equipment, net	157,241	157,580
Other assets:
Notes receivable, net of allowance for doubtful accounts of $1,847 in 2004 and 2003	4,925	5,221
Deferred financing costs	3,707	4,064
Goodwill and other intangible assets, net	20,552	20,519
Other assets	15,022	12,918

Total other assets	44,206	42,722

Total assets	$258,420	$260,841

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$19,713	$20,283
Borrowings payable under line of credit	11,973	16,124
Employee compensation and benefits	15,979	13,913
Current portion of long-term debt and capital leases	19,375	19,486

Total current liabilities	67,040	69,806
Long-term liabilities:
General and professional liability	26,317	23,717
Long-term debt and capital leases, net of current portion	211,914	218,430
Preferred Stock, Series A, mandatorily redeemable 15,000 shares issued and outstanding	29,643	28,849

Total liabilities	334,914	340,802
Stockholders’ equity (deficit):
Common stock — Class A, 2,125,000 shares authorized, $0.01 par value per share; 1,193,587 shares issued and outstanding at March 31, 2004	12	—
Common stock — Class B, 375,000 shares authorized, $0.01 par value per share; 70,661 shares issued and outstanding at March 31, 2004	1	—
Additional paid-in-capital	107,563	107,572
Accumulated deficit	(181,530)	(184,993)
Due from shareholder	(2,540)	(2,540)

Total stockholders’ equity (deficit)	(76,494)	(79,961)

Total liabilities and stockholders’ equity	$258,420	$260,841

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLED HEALTHCARE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (DOLLARS IN THOUSANDS)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Net revenues	$100,729	$85,101
Expenses:
Salaries and benefits	52,680	45,797
Supplies	13,041	13,086
Purchased services	8,695	6,012
Provision for doubtful accounts	998	1,034
Other expenses	8,335	7,090
Rent	1,970	1,708
Depreciation and amortization	2,072	2,480
Interest expense, net of interest income (includes interest expense of $0.8 million related to the mandatorily redeemable preferred stock in 2004)	7,329	5,104

Total expense before reorganization expenses	95,120	82,311

Income from continuing operations	5,609	2,790
Other income and expenses:
Change in fair value of interest rate hedge	703	—
Reorganization expenses	445	2,404

Total other income and expenses	1,148	2,404

Income before income taxes	4,461	386
Provision for income taxes	1,004	—

Net income	$3,457	$386

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLED HEALTHCARE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (DOLLARS IN THOUSANDS)

(Unaudited)

	Three months ended March 31,
	2004	2003
Cash Flows From Operating Activities
Net income	$3,457	$386
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,072	2,480
Reorganization expenses, net	445	2,404
Provision for doubtful accounts	998	1,034
Change in fair value of interest rate hedge	703	—
Changes in operating assets and liabilities:
Accounts receivable	(830)	(1,085)
Other current assets	84	1,584
Accounts payable and accrued liabilities	3,812	(279)
Accrued interest payable	(947)	3,172
Employee compensation and benefits	2,066	579

Total adjustments	8,403	9,889

Net cash provided by operating activities before reorganization expenses	11,860	10,275
Net cash paid for reorganization expenses	(597)	(2,270)

Net cash provided by operating activities	11,263	8,005

Cash Flows From Investing Activities
Principal payments on notes receivable	299	199
Additions to property and equipment	(1,410)	(893)
Changes in other assets	(2,048)	(713)

Net cash used in investing activities	(3,159)	(1,407)
Cash Flows From Financing Activities
Repayments of borrowings under line of credit	(4,151)	—
Repayments on long-term debt	(6,627)	(5,100)
Additions to deferred financing costs of new debt	—	(1,500)
Proceeds from Class B restricted stock grants	4	—

Net cash used in financing activities	(10,774)	(6,600)

Decrease in cash and cash equivalents	(2,670)	(2)
Cash and cash equivalents at beginning of period	2,670	20,498

Cash and cash equivalents at end of period	$—	$20,496

Supplemental disclosure of cash flow information:
Cash paid for:
Interest expense	$8,278	$1,932

Income taxes	$—	$305

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKILLED HEALTHCARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2004 (Unaudited)

1. Description of Business

Current Business

     Skilled Healthcare Group, Inc., formerly known as Fountain View, Inc., through its subsidiaries (collectively the “Company”), is an operator of long-term care facilities and a provider of a wide range of post-acute care services, with a strategic emphasis on sub-acute specialty medical care. The subsidiaries operate long term care facilities in California and Texas, including 49 skilled nursing facilities (SNFs) that offer sub-acute, rehabilitative and skilled nursing care, as well as five assisted living facilities (ALFs) that provide room and board and assistance with daily living. In addition, the Company provides a variety of ancillary services such as physical, occupational and speech therapy in Company-operated facilities and unaffiliated facilities. The Company also operates three institutional pharmacies (one of which is a joint venture), that serve acute care hospitals as well as SNFs and ALFs, both affiliated and unaffiliated with the Company.

     The Company was originally incorporated in Delaware in 1997 as Fountain View, Inc. and changed its name to Skilled Healthcare Group, Inc. in 2003.

Reorganization under Chapter 11

     On October 2, 2001, the Company filed voluntary petitions for protection under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Central District of California, Los Angeles Division (the “Bankruptcy Court”).

     The Company’s financial difficulties were attributable to a number of factors. The federal government had fundamentally changed reimbursement rates and procedures for healthcare services provided to individuals in 1999. These changes had a significant adverse effect on the healthcare industry on the whole as well as on the Company’s cash flows. These changes also exacerbated a long-standing problem of inadequate reimbursement by the states for healthcare services provided to indigent persons under the various states’ Medicaid programs. At the same time, the Company experienced significant increases in its labor costs and professional liability and other insurance costs.

     Following its petition for protection under Chapter 11, the Company and its subsidiaries continued to operate their businesses as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court through August 19, 2003 (the “Effective Date”), when they emerged from bankruptcy pursuant to the terms of the Company’s Third Amended Joint Plan of Reorganization dated April 22, 2003 (the “Plan”). In connection with emerging from bankruptcy, the Company changed its name to Skilled Healthcare Group, Inc. From the date the Company filed the petition with the Bankruptcy court through March 31, 2004, the Company incurred reorganization expenses totaling approximately $30.5 million.

     The principal components of reorganization expenses incurred during the three months ended March 31, 2004 and 2003 are as follows (in thousands):

	2004	2003
Professional fees	$193	$1,574
Court-related services	35	136
Refinancing costs	7	13
Other fees	210	709
Less interest earned on accumulated cash	—	(28)

Total	$445	$2,404

     On July 10, 2003, the Bankruptcy Court confirmed the Company’s Plan, which was approved by substantially all creditors and implemented on the Effective Date. The principal provisions of the Plan included:

•	the incurrence by the Company of (i) approximately $32.0 million in indebtedness available under new Revolving Credit Facilities; (ii) approximately $23.0 million under a new Secured Mezzanine Term Loan; and (iii) approximately $95.0 million under a new Senior Mortgage Term Loan;

•	the satisfaction of the Company’s 11 1/4% Senior Subordinated Notes due 2008 (“Senior Subordinated Notes”) upon the issuance or payment by the Company to the holders of Senior Subordinated Notes on a pro rata basis of (i) approximately $106.8 million of new Senior Subordinated Secured Increasing Rate Notes due 2008 (“Increasing Rate Notes”) that accrue interest at an initial rate of 9.25% and provide for annual rate increases, (ii) 58,642 shares of common stock and (iii) cash in the amount of $50.0 million, consisting of approximately $36.0 million in outstanding interest and approximately $14.0 million of principal;

•	the payment in full of amounts outstanding under the Company’s $90 million Term Loan Facility and $30 million Revolving Credit Facility;

•	the issuance of one share of new series A preferred stock, par value $0.01 per share (the “Series A preferred stock”) for each share of the Company’s existing series A preferred stock;

•	the cancellation of the Company’s series A common stock and the issuance of 1.1142 shares of new common stock for each share of cancelled series A common stock;

•	the cancellation of the Company’s series B common stock and options to purchase series C common stock, with no distribution made in respect thereof;

•	the cancellation of the Company’s series C common stock and the issuance of one share of new common stock for each share of cancelled series C common stock;

•	the cancellation of outstanding warrants to purchase series C common stock and the issuance of new warrants, on substantially the same terms, to purchase a number of shares of new common stock equal to the number of shares of series C common stock that were subject to the existing warrants so cancelled;

•	an amendment and restatement of the Company’s stockholders’ agreement;

•	the impairment of certain secured claims and the impairment of certain general unsecured claims; and

•	the restructuring of the Company’s businesses and legal structure to conform to the Company’s exit financing requirements whereby business enterprises were assumed by new subsidiary limited liability companies and existing corporations such that: (1) day to day operations are performed by each operating subsidiary, and (2) administrative services, such as accounting and cash management, are provided through a new subsidiary administrative services company under contracts at market rates with each of the operating subsidiaries, and (iii) payroll processing services are provided through a new subsidiary employment services company under contracts at market rates with each of the operating subsidiary employers.

     In March 2004 the Company reclassified the new common stock authorized pursuant to the Plan into Class A common stock, $0.01 par value per share (the “Class A common stock”). The Company also designated and issued a new class of common stock as class B Non-Voting common stock, $0.01 par value per share (the “Class B Non-Voting common stock”).

2. Summary of Significant Accounting Policies

Basis of Presentation

     While operating under the jurisdiction of the United States Bankruptcy Court as a debtor-in-possession through August 19, 2003, the Company continued to operate and control its business enterprises. Therefore, the consolidated financial statements of the Company include the accounts of Skilled Healthcare Group, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

     The condensed consolidated interim financial statements as of March 31, 2004 and for the three months ended March 31, 2004 and 2003 are unaudited but, in the opinion of management, have been prepared on the same basis as the audited financial statements and reflect all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the information set forth therein. The results of operations for the three month period ended March 31, 2004 are not necessarily indicative of the operations results to be expected for the full year or any other period.

     These financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such regulations, although the Company believes the disclosures provided are adequate to prevent the information presented from being misleading. The financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2003.

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

Revenue Recognition

     The Company derives revenues from nursing services, therapy services and pharmacy services. Revenues are recorded on an accrual basis as services are performed at their estimated net realizable value, based upon estimated amounts due from patients and third-party payors. The Company derived approximately 77 % and 76 % of its revenues in the three months ended March 31, 2004 and 2003, respectively, from funds under federal Medicare and state Medicaid assistance programs, the continuation of which are dependent upon governmental policies. Differences between final settlement and the estimated net realizable value accrued in prior years are reported as adjustments to the current year’s net revenues. These revenues are based, in certain cases, upon cost reimbursement principles and are subject to audit.

     The Company’s net revenue is derived from services provided to patients in the following payer classes for the three months ended March 31, 2004 and 2003 as follows (in thousands):

	2004	2003
Medicare	$36,542	$28,595
Medicaid	40,517	36,253
Private	9,599	8,827
Managed care and other	14,071	11,426

	$100,729	$85,101

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

     Goodwill, which was previously amortized on a straight-line basis over 35 years, is no longer amortized to earnings but instead is subject to periodic testing for impairment. Goodwill of a reporting unit is tested for impairment on an annual basis or between annual testing if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. As provided under SFAS No. 142, the initial testing of goodwill for possible impairment was completed within the first six months of 2002 and no impairment was identified. As of March 31, 2004, the carrying value of goodwill was approximately $20.5 million and no impairment was identified in 2004 or 2003.

     Deferred financing costs substantially relate to the Company’s Senior Mortgage Term Loan and Increasing Rate Notes (see Note 5) and are being amortized over the maturity periods using an effective-interest method. At March 31, 2004, deferred financing costs, net of accumulated amortization were approximately $3.7 million.

Income Taxes

     The Company utilizes the liability method of accounting for income taxes as set forth in FASB Statement No. 109, Accounting for Income Taxes. Under the liability method, deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities using currently enacted tax rates. The tax expense for the first quarter was below the statutory rate primarily due to the reversal of the valuation allowance attributable to the utilization of the Company’s net operating loss carryforwards.

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

     On January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which superseded SFAS 121, Accounting for Long-Lived Assets and for Long-Lived Assets to be Disposed of. SFAS 144 addresses financial accounting and reporting requirements for the impairment or disposal of long-lived assets. This statement also expands the definition of a discontinued operation to include a component of an entity, and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. The Company’s adoption of SFAS 144 did not have a material impact on its financial position or results of operations.

Recent Accounting Pronouncements

     FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46) became effective beginning January 1, 2004. Variable interest entities (VIEs) are entities that lack sufficient equity or whose equity holders lack adequate decision making ability based on criteria set forth in the interpretation. All of the Company’s VIEs must be evaluated under methods prescribed by this interpretation to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. The implementation of FIN 46 had no material impact on the Company’s consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). This statement was developed in response to concerns expressed by preparers, auditors, regulators, and other users of financial statements about issuers’ classification in the balance sheet of certain financial instruments that have characteristics of both liabilities and equity but that have been presented between the liabilities section and the equity section of the balance sheet. SFAS 150 requires that financial instruments issued in the form of shares that are mandatorily redeemable be classified as liabilities. Mandatorily redeemable shares are defined as shares for which the issuer has an unconditional obligation to redeem shares at a specified or determinable date or upon an event that is certain to occur. The Company adopted SFAS 150 on July 1, 2003. At that time, the Company’s Series A preferred stock, which is mandatorily redeemable was classified as a liability, implemented by reporting the cumulative effect of a change of accounting principle.

     Effective July 1, 2003, the Company recognized interest expense of $12.3 million related to the adoption of SFAS 150. In accordance with the underlying provisions of SFAS 150, such charge was recorded in the consolidated financial statements as a cumulative effect of a change in accounting principle during the third quarter of 2003.

3. Fair Value of Financial Instruments

     The following methods and assumptions were used by the Company in estimating the fair value of each class of financial instruments for which it is practicable to estimate this value.

Cash and Cash Equivalents

     The carrying amount approximates fair value because of the short maturity of these instruments.

Interest Rate Derivative Hedge

     Fair value for the Company’s interest rate derivative hedge is based on an estimate obtained from a broker.

Long-Term Debt

     The Company’s Increasing Rate Notes are currently trading at par, however, there has not been a significant amount of trading in the notes since the Company emerged from bankruptcy in August 2003. Consequently, the Company considers the carrying value of the Increasing Rate Notes to approximate their fair value. The carrying value of the Company’s remaining long-term debt, and its accounts receivable revolving credit facility is considered to approximate the fair value of such debt because the interest rates and terms approximate the interest rates and terms of similar debt the Company believes that it currently can obtain.

4. Business Segments

     The Company has three reportable segments:

•	nursing services;

•	therapy services; and

•	pharmacy services.

     Nursing services are provided by 49 SNFs that offer sub-acute, rehabilitative and specialty medical skilled nursing care, as well as five ALFs that provide room and board and social services. Therapy services include ancillary services such as physical, occupational and speech therapy provided in Company-operated facilities and unaffiliated facilities. Pharmacy services are provided by three institutional pharmacies (one of which is a joint venture), which serve SNFs and ALFs, both affiliated and unaffiliated with the Company. The Company’s reportable segments are business units that offer different services and products. The reportable segments are each managed separately due to the nature of the services provided or the products sold.

     The Company’s management evaluates performance based on operating contribution, where segment revenues are reduced by those costs that are allowable to the segments. Management evaluates performance and allocates resources to each segment based on an operating model that is designed to maximize profitability and the quality of care provided across the Company’s entire facility network. Certain of the Company’s facilities are leased, under operating leases, and not owned. Accordingly, earnings before interest, taxes, depreciation, amortization, rent and extraordinary items are used to determine and evaluate segment profit or loss. Corporate overhead is not allocated to any segment for purposes of determining segment profit or loss, and is included in the “all other” category in the selected segment financial data that follows. Goodwill and deferred financing costs are also not allocated to any segment for purposes of determining segment assets and are included in the “all other” category. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are recorded at the Company’s cost plus standard mark-up; intersegment profit and loss has been eliminated in consolidation.

Selected Financial Data

     The following table sets forth selected financial data by business segment (in thousands):

	Nursing Services	Therapy Services	Pharmacy Services	All Other	Totals
Three months ended March 31, 2004
Revenues from external customers	$84,318	$6,308	$10,051	$52	$100,729
Intersegment revenues	–	6,590	2,390	1,614	10,594

Total revenues	$84,318	$12,898	$12,441	$1,666	$111,323

Segment profit (loss)	$17,911	$2,405	$1,230	$(4,566)	$16,980
Segment assets	207,998	39,815	23,081	(12,474)	258,420
Capital expenditures	1,018	355	(2)	39	1,410

Three months ended March 31, 2003
Revenues from external customers	$70,309	$4,767	$10,022	$3	$85,101
Intersegment revenues	–	6,008	2,281	–	8,289

Total revenues	$70,309	$10,775	$12,303	$3	$93,390

Segment profit (loss)	$13,535	$1,460	$840	$(3,753)	$12,082
Segment assets	197,709	(5,977)	12,021	52,943	256,696
Capital expenditures	451	35	121	286	893

5. Debt

     As a result of the Company’s Chapter 11 filing, a significant amount of the Company’s short-term and long-term debt as of the Company’s petition date were classified as “liabilities subject to compromise” in the Company’s consolidated balance sheets in accordance with SOP 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code. Pursuant to the seventh interim order, the Company was authorized to make payments to reduce the principal amounts of certain secured debts and capital leases.

     On August 19, 2003, the Company successfully consummated the Plan of Reorganization and emerged from Chapter 11 protection. To effectuate the Plan, the Company incurred new debt in an aggregate amount of approximately $250 million. The proceeds of the new debt, along with $30 million of the Company’s cash were used to restructure its previous existing debt.

     Long-term debt consists of the following (in thousands):

	March 31, 2004	December 31, 2003
Increasing Rate Notes, interest rate currently 9.25%, with annual increases to up 15.00% in 2008	$106,762	$106,762
Senior Mortgage Term Loan, adjustable rate multi-property loan, interest based on the one-month LIBOR plus 4.50%, collateralized by real property	83,300	84,150
Secured Mezzanine Term Loans, interest based on LIBOR plus 15.0% and 18.875%, at March 31, 2004 and December 31, 2003 respectively, collateralized by all tangible and intangible assets	17,750	22,375
Revolving Credit Facilities, interest based on the WSJ Prime rate plus 2.5%, collateralized by accounts receivable	11,973	16,124
Mortgage and other notes payable, fixed interest rates from 6.0% to 9.5%, due in various monthly installments through August 2010, collateralized by property and equipment with a book value of approximately $5.7 million at March 31, 2004	10,424	11,458
Present value of capital lease obligations at effective interest rates from 6.25%, collateralized by property and equipment with a book value of approximately $10,312 at March 31, 2004	13,053	13,171

Long-term debt	243,262	254,040
Less remaining amounts due within one year	(31,348)	(35,610)

Long-term debt and capital leases, net of current portion	$211,914	$218,430

Increasing Rate Notes

     On August 19, 2003, pursuant to the Plan, the Company satisfied the terms of its then outstanding Senior Subordinated Notes with a payment to the holders on a pro rata basis of $50.0 million, consisting of approximately $36.0 million in outstanding interest and approximately $14.0 million of principal. At that time, the holders of the Senior Subordinated Notes received on a pro rata basis new Increasing Rate Notes, due in August 2008, that accrue interest at an initial rate of 9.25% and provide for annual rate increases. The Company accrues interest on the new Increasing Rate Notes using the effective interest rate method which straight lines the interest costs over the term. At March 31, 2004, the Company had accrued approximately $2.2 million in excess of the pay rate for the semi-annual interest payments. The Company is required to make principle payments under the loan terms of the indenture agreement based on excess cash flow as defined in the loan agreement after the Secured Mezzanine Term Loan is paid off in full.

Senior Mortgage Term Loan

     The Senior Mortgage Term Loan facility in the aggregate original principal amount of $85 million payable in monthly installments with a final maturity in August 2008. The loan bears interest at LIBOR plus 4.5%.

Revolving Credit Facility

     The $32.0 million Revolving Credit Facility is available for general borrowing purposes, including working capital and permitted capital expenditures. The Revolving Credit Facility, which matures on August 19, 2008, is subject to a borrowing base calculation based upon a percentage of the Company’s eligible accounts receivable. Borrowings bear interest at the WSJ Prime rate plus 2.5%.

Secured Mezzanine Term Loans

     The Mezzanine Loans consists of a Second Mortgage note for $10 million and a collateralized note for $23 million. The Second Mortgage note is an interest only loan for 30 months. Beginning on the 31st month the Company will be obligated to repay equal monthly installments of $333,333. The collateralized note requires monthly principal payments of $208,333 for two years plus interest. Therefore, the collateralized note requires interest only payments for the remaining three years. The interest rate of each note is LIBOR plus a margin of 15.0%. The Company is required to make additional principal payments under the loan terms of the Mezzanine Loans of up to $10 million annually based on excess cash flow as defined in the loan agreement.

Scheduled Maturities of Long-Term Debt

     The scheduled maturities of long-term debt and capital lease obligations are as follows (in thousands):

	Capital Leases	Long-Term Debt	Total
2004 (1)	$11,170	$18,032	$29,202
2005	156	6,987	7,143
2006	156	6,641	6,797
2007	156	7,618	7,774
2008	156	184,546	184,702
Thereafter	2,184	6,385	8,569

	13,978	230,209	244,187
Less amount representing interest	925	–	925

	$13,053	$230,209	$243,262

(1)	Includes a debt obligation related to a capital lease that becomes first exercisable in April 2004, and continues for an 18 month period.

6. Other assets

     Other assets are comprised of the following at March 31, 2004 and December 31, 2003 (in thousands):

	March 31, 2004	December 31, 2003
Equity investment in Pharmacy Joint Venture	$3,731	$3,636
Debt service reserves (amounts on deposit with a lender).	8,554	8,610
Restricted cash	6,471	4,512
Deposits	2,745	2,695

	21,501	19,453
Less current portion of other assets	(6,479)	(6,535)

	$15,022	$12,918

Equity investment in Pharmacy Joint Venture

     The Company has a joint-venture relationship with American Pharmaceutical Services, Inc. to service its pharmaceutical needs for a limited number of its Texas operations. The joint venture, a limited liability company, was formed in 1995, and was funded through the contribution by the Company of $1.5 million of cash, and the contribution by American Pharmaceutical Services of $3.0 million of tangible assets. Immediately after the formation and funding of the joint venture, a distribution of $1.5 million in cash was made to American Pharmaceutical Services, Inc. such that each of the joint venture partners retained a 50% equity interest in the partnership after the distribution. The joint venture operates a pharmacy in Austin, Texas. The Company pays market value for prescription drugs and receives a 50% share of the net income related to this joint-venture. Based on the Company’s lack of any controlling influence, its investment in the joint-venture is accounted for under the equity method of accounting.

Debt service reserves

     The terms of the Senior Mortgage Term Loan require the Company to maintain reserves on deposit with the lender. At March 31, 2004 the following amounts were on reserve: $2.0 million for general insurance, $1.4 million for property insurance and taxes, $1.2 million for professional liability reserves, $1.0 million for deferred maintenance and improvements, $0.6 million for workers’ compensation costs, and $2.4 million for debt service coverage in the event of default.

Restricted cash

     In August 2003, the Company formed Fountain View Reinsurance, Ltd., (the “captive”) a wholly owned off-shore captive for the purposes primarily of insuring its workers’ compensation liability in California. As of March 31, 2004,the restricted cash balance in the captive is approximately $6.5 million and the cash is restricted due to Reinsurance Agreements related to the payment of future claims.

Deposits

     In the normal course of business the Company is required to post security deposits with respect to its leased properties and to many of the vendors with which it conducts business.

7. Property and Equipment

     Property and equipment is comprised of the following at March 31, 2004 and December 31, 2003 (in thousands):

	March 31, 2004	December 31, 2003
Property and equipment, at cost:
Land and land improvements	$18,501	$18,501
Buildings and leasehold improvements	170,147	170,052
Furniture and equipment	30,772	30,202
Construction in progress	1,955	1,210

	221,375	219,965
Less accumulated depreciation and amortization	(64,134)	(62,385)

	$157,241	$157,580

Capital Leases

     Property and equipment includes $13.3 million related to land and building for the lease of five facilities that have been capitalized as of March 31 2004.

8. Stockholders’ Equity

     As of March 31, 2004, the authorized capital stock of the company consists of 2,500,000 shares of common stock, of which 2,125,000 shares have been designated Class A common stock, and 375,000 shares have been designated Class B Non-Voting common stock, and 1,000,000 shares of preferred stock, of which 15,000 shares have been designated Series A preferred stock.

Mandatorily Redeemable Preferred Stock

     The Company’s Series A preferred stock is subject to mandatory redemption by the Company upon the earlier of (i) an underwritten initial public offering of the Company’s common stock for cash pursuant to a registration statement filed under the Securities Act of 1933, as amended or (ii) May 1, 2010. The Series A preferred stock is also redeemable by the Company, out of funds legally available therefore, at the option of the Company at any time by payment of the per share Base Amount (as defined) plus all unpaid dividends accrued on such shares. The Base Amount is initially equal to $1,000 per share of Series A preferred stock, provided that any dividends that have accrued but are not paid on March 31 of each year are automatically added to the Base Amount. The Series A preferred stock entitles the holder to a dividend at an annual rate of 12% of the Base Amount of each share of Series A preferred stock from the date of issuance of such share, provided that all outstanding shares of Series A preferred stock are deemed to have been issued as of March 27, 1998 for purposes of determining the amount of dividends that have accrued. As of March 31, 2004, the aggregate Base Amount of the Series A preferred stock was $15.0 million and there was approximately $14.6 million of undeclared and unpaid dividends on the Series A preferred stock, which has been accrued as interest expense under SFAS 150.

     Pursuant to the Company Plan, in 2003 the Company issued new shares of Series A preferred stock in exchange for existing shares of series A preferred stock. The holders of new shares of Series A preferred stock have substantially the same rights and privileges as the holders of previously outstanding Series A preferred stock; provided that each share of new Series A preferred stock is entitled to one vote per share and is entitled, except as otherwise required by law, to vote together with common stockholders on all matters put before our stockholders.

Common Stock

     In 1998, the Company issued 1,000,000 shares of series A common stock, 114,202 shares of series B common stock and 20,742 shares of Series C common stock.

     Pursuant to the Plan, each share of series A common stock was cancelled and replaced with 1.1142 shares of new common stock, each share of series B common stock was cancelled for no consideration and each share of series C common stock was replaced with one share of new common stock.

     Pursuant to an amended and restated certificate of incorporation filed with the Secretary of State of the State of Delaware on March 5, 2004 (the “Amended and Restated Certificate of Incorporation”), the Company reclassified the new common stock issued pursuant to the Plan. Each share of new common stock was cancelled and replaced with one share of Class A common stock. The Amended and Restated Certificate of Incorporation also designated a new class of common stock, Class B Non-Voting common stock.

     On March 8, 2004, the Company issued an aggregate of 70,661 shares of Class B Non-Voting common stock to four executives of the Company pursuant to restricted stock agreements between each of the executives and the Company for a purchase price of $0.05 per share, for which the Company received an aggregate of $3,533 for such shares. These shares of Class B Non-Voting common stock are restricted by certain vesting requirements, rights of the Company to repurchase the shares, and restrictions on the sale or transfer of such shares. All such restrictions will lapse in full upon the occurrence of certain trigger events. The Company’s board of directors may also elect at any time to remove any or all of these restrictions.

Warrants

     In 1998, the Company issued 71,119 warrants to purchase the Company’s series C Common Stock at an exercise price of $.01 per share. The warrants were exercisable beginning April 16, 1998, and expire in April 2008. During 2003 none of these warrants were exercised.

     Pursuant to the Company’s Plan, the Company’s outstanding warrants to purchase 50,377 shares of series C common stock were cancelled and replaced with an equivalent number of new warrants to purchase 50,377 shares of common stock. Other than the security for which the warrant could be exercised, the terms of the new warrants are substantially similar to the terms of the cancelled warrants.

     In connection with the reclassification of the Company’s common stock into Class A common stock in March 2004, the warrants issued pursuant to the Plan were cancelled and replaced with warrants to purchase 50,377 shares of Class A common stock. Other than the security for which the warrant may be exercised, the terms of the warrants for Class A common stock are substantially similar to the terms of the cancelled warrants.

Stock Options

     In March 2004, the Company’s board of directors adopted the Company’s 2004 equity incentive plan (the “2004 Plan”). The Company’s stockholders approved the Plan on March 4, 2004. The 2004 Plan provides for grants of incentive stock options, as defined in Section 422 of the Internal Revenue Code of 1986, to the Company’s employees, as well as non-qualified stock options and restricted stock to the Company’s employees, directors and consultants. The aggregate number of shares of the Company’s common stock issuable under the equity incentive plan is 20,000. As of March 31, 2004, the Company had granted options to acquire 6,225 shares of Class A common stock at an exercise price of $18.30 per share.

The following table summarizes activity in the stock option plan during the three months ended March 31, 2004:

		Weighted
	Number	Average
	of	Exercise
	Shares	Price
Options at beginning of period	–	–
Changes during period
Granted	6,225	18.30
Exercised	–	–
Canceled	–	–

Options outstanding at end of period	6,225	$18.30

Options exercisable at end of period	1,913	$18.30

Options available for grant at end of period	13,775

     The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), in accounting for its stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, “Accounting and Disclosure of Stock-Based Compensation” (SFAS 123), requires use of option valuation models that were not developed for use in valuing stock options. Under APB 25 which uses an intrinsic-value method and, because the exercise price of the Company’s stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     In December 2002, Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation” (SFAS 148) was issued. SFAS 148 amends SFAS 123 to provide alterative methods of transition to SFAS1 123’s fair value method of accounting for stock-based employee compensation. It also amends and expands the disclosure provisions of SFAS 123 and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to requires disclosure in the summary of significant accounting policies of the effect of an entities accounting policy with respect to stock-based employee compensation on reported net income in annual and interim financial statements. While SFAS 148 does not require companies to account for employee stock options using the fair-value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair-value method of SFAS 123 or the intrinsic-value method of APB 25. SFAS 148’s amendment of the transition and annual disclosure requirements for SFAS 123 is effective for fiscal years ending after December 15, 2002. The Company has adopted the disclosure requirement under SFAS 148.

     The following table illustrates the effect on net income if the Company had applied the fair value recognition provision for the three months ended March 31, 2004 and 2003 (in thousands):

	March 31, 2004	March 31, 2003
Net income, as reported	$3,457	$386
Add stock based compensation under the intrinsic value method, included in net income	–	–
Less stock-based compensation under the fair-value method	–	–

Pro forma net income	$3,457	$386

     However, pro forma information regarding net income is required by, and, in the following disclosure, has been determined as if the Company had accounted for its stock options under the fair value method of SFAS 123. The fair value for options granted during the year was estimated at the date of grant using a minimum value option-pricing model with the following weighted average assumptions: expected market price of the Company’s common stock of $18.30 on the date of grant, risk-free interest rates of 2.5%, dividend yield of 0%, and weighted average expected life of five years.

     The Minimum Value option valuation model was developed for use in estimating the fair value of traded options that do not have vesting restrictions and are fully transferable. In addition, option valuation model require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those options used in the minimum value option pricing model, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s stock options.

9. Commitments and Contingencies

Leases

     The Company leases certain of its facilities under noncancelable operating leases. The leases generally provide for payment of property taxes, insurance and repairs, and have rent escalation clauses, principally based upon the Consumer Price Index or other fixed annual adjustments.

     The future minimum rental payments under noncancelable operating leases that have initial or remaining lease terms in excess of one year as of March 31, 2003, are as follows (in thousands):

	Related
	Party	Other	Total
2004	$1,578	$3,813	$5,391
2005	2,077	4,076	6,153
2006	2,077	3,903	5,980
2007	2,077	3,742	5,819
2008	2,077	3,562	5,639
Thereafter	17,824	18,915	36,739

	$27,710	$38,011	$65,721

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

     The Company follows the provision of Statement of Financial Accounting Standards No. 5 (SFAS 5), Accounting for Contingencies. SFAS 5 requires that an estimated loss from a loss contingency be accrued for by a charge to income if its both probable that an asset has been impaired or that a liability has been incurred and that the amount of the loss can be reasonably estimated.

Insurance

     The Company maintains insurance for general and professional liability, workers’ compensation and employers’ liability, employee benefits liability, property, casualty, directors and officers, inland marine, crime, boiler and machinery, automobile, employment practices liability, earthquake and flood. The Company believes that its insurance programs are adequate and where there has been a direct transfer of risk to the insurance carrier, it does not recognize a liability in its consolidated financial statements.

Workers’ Compensation

     The Company’s Texas operations have medical only workers’ compensation coverage and an excess employer’s liability policy with a $1,000,000 per occurrence self-insured retention. The Company’s California operations have a fully insured high-deductible workers’ compensation policy with a $500,000 per occurrence deductible.

General and Professional Liability

     The Company’s skilled nursing services subject it to certain liability risks. Malpractice claims may be asserted against the Company if its services are alleged to have resulted in patient injury or other adverse effects, the risk of which is greater for higher-acuity patients, such as those receiving specialty and sub-acute services, than for traditional long-term care patients. The Company has from time to time been subject to malpractice claims and other litigation in the ordinary course of business.

     The Company has obtained a claims-made policy with a self-insured retention of $250,000 for its California and Arizona facilities and $1,000,000 for its Texas facilities. Each facility has an occurrence and aggregate coverage limit of $4,000,000 and $5,000,000, respectively, and its overall company-wide aggregate coverage limit is $5,000,000. The Company does not carry any excess general and professional liability insurance coverage.

Hallmark Indemnification

     Hallmark Therapy Group, LLC (Hallmark), the Company’s wholly owned rehabilitation services subsidiary, provides physical, occupational and speech therapy services to various unaffiliated skilled nursing facilities. These skilled nursing facilities are reimbursed for these services from the Medicare Program and other third party payors. Hallmark has indemnified these skilled nursing facilities from certain disallowances of these services. The accompanying consolidated financial statements do not include an estimate of these potential disallowances as management has concluded that they are not determinable.

10. Material Transactions with Related Entities

Leased Facilities

     The Company’s former Chief Executive Officer and current director, and his wife, a former Executive Vice President of the Company, own the real estate for four of the Company’s leased facilities. Such real estate has not been included in the consolidated financial statements for any of the periods presented herein. Lease payments to these related parties under operating leases for these facilities for the three-month period ended March 31, 2004 and 2003 were $0.5 million and $0.5 million, respectively.

Notes Receivable

     The Company has a limited recourse promissory note receivable from the Chairman of the Board of Directors in the amount of approximately $2.5 million with an interest rate of 5.7%. The Note is due on the earlier of April 15, 2007 or the sale by the Chairman of 20,000 shares of Class A common stock pledged as collateral for the note. The Company has recourse for payment up to $1.0 million of the principal amount of the note.

11. Defined Contribution Plan

     As of March 31, 2004, the Company sponsored a defined contribution plan covering substantially all employees who meet certain eligibility requirements. The Company does not contribute to this plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The accompanying unaudited consolidated financial statements set forth certain data with respect to the financial position, results of operations and cash flows of our company which should be read in conjunction with the following discussion and analysis. The terms “company’, “we”, “our”, and “us” refer to Skilled Healthcare Group, Inc. and its consolidated subsidiaries (formerly known as Fountain View, Inc.).

General

     We are an operator of long-term care facilities and a provider of a broad range of post-acute care services, with a strategic emphasis on sub-acute specialty medical care. We operate a network of skilled nursing facilities in California and Texas that offer sub-acute, rehabilitative and specialty medical skilled nursing care, as well as assisted living facilities that provide room and board and assistance with daily living. Sub-acute care is generally short-term, goal-oriented rehabilitation care intended for individuals who have a specific illness, injury or disease, but who do not require many of the services provided in an acute care hospital. Sub-acute care is typically rendered immediately after, or in lieu of, acute hospitalization in order to treat such specific medical conditions.

     As of March 31, 2004, we operate 54 facilities, consisting of 49 skilled nursing facilities with 6,487 licensed beds and 5 assisted living facilities with 700 licensed beds. We own 36 nursing homes, 5 of which are currently capital leases with purchase options, lease 17 others and manage the operations at one skilled nursing facility.

     In addition to long-term care, we provide a variety of high-quality ancillary services such as physical, occupational and speech therapy in facilities we operate in and unaffiliated facilities. We also operate three institutional pharmacies (one of which is a joint venture), that serve acute care hospitals as well as skilled nursing facilities and assisted living facilities both affiliated and unaffiliated with us.

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

     Following our petition for protection under Chapter 11, we and our subsidiaries continued to operate our businesses as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court through August 19, 2003, the effective date, when we emerged from bankruptcy pursuant to the terms of our Third Amended Joint Plan of Reorganization dated April 22, 2003 (the “Plan”). In connection with emerging from bankruptcy, we changed our name to Skilled Healthcare Group, Inc. From the date we filed the petition with the Bankruptcy court through March 31, 2004, we incurred restructuring charges totaling approximately $30.5 million.

     The principal components of reorganization expenses incurred during the three months ended March 31, 2004 and 2003 are as follows (in thousands):

	2004	2003
Professional fees	$193	$1,574
Court-related services	35	136
Refinancing Costs	7	13
Other fees	210	709
Less interest earned on accumulated cash	—	(28)

Total	$445	$2,404

     On July 10, 2003, the Bankruptcy Court confirmed our Plan, which was approved by substantially all of our creditors and implemented on August 19, 2003. The principal provisions of the Plan included:

•	the incurrence by us of (i) approximately $32.0 million in indebtedness under new Revolving Credit Facilities; (ii) approximately $23.0 million under a new Secured Mezzanine Term Loan; and (iii) approximately $95.0 million under a new Senior Mortgage Term Loan;

•	the satisfaction of our 111/4% Senior Subordinated Notes due 2008 (“Senior Subordinated Notes”) upon the issuance or payment by us to the holders of Senior Subordinated Notes on a pro rata basis of; (i) $106.8 million of new Senior Subordinated Secured Increasing Rate Notes due 2008 (“Increasing Rate Notes”) that accrue interest at an initial rate of 9.25% and provide for annual rate increases, (ii) 58,642 shares of common stock and (iii) cash in the amount of $50.0 million, consisting of approximately $36.0 million in outstanding interest and approximately $14.0 million of principal;

•	the satisfaction of our $90 million Term Loan Facility and $30 million Revolving Credit Facility by the payment in full;

•	the issuance of one share of new series A preferred stock, par value $0.01 per share (the “Series A preferred stock”) for each share of our existing series A preferred stock;

•	the cancellation of our series A common stock and the issuance of 1.1142 shares of new common stock for each share of cancelled series A common stock;

•	the cancellation of our series B common stock and options to purchase series C common stock, with no distribution made in respect thereof;

•	the cancellation of our series C common stock and the issuance of one share of new common stock for each share of cancelled series C common stock;

•	the cancellation of outstanding warrants to purchase series C common stock and the issuance of new warrants, on substantially the same terms, to purchase a number of shares of new common stock equal to the number of shares of series C common stock that were subject to the existing warrants so cancelled;

•	an amendment and restatement of our stockholders’ agreement;

•	the impairment of certain secured claims and the impairment of certain general unsecured claims; and

•	the restructuring of our businesses and legal structure to conform to our exit financing requirements whereby business enterprises were assumed by new subsidiary limited liability companies and existing corporations such that: (1) day to day operations are performed by each operating subsidiary, and (2) administrative services, such as accounting and cash management, are provided through a new subsidiary administrative services company under contracts at market rates with each of the operating subsidiaries, and (iii) payroll processing services are provided through a new subsidiary employment services company under contracts at market rates with each of the operating subsidiary employers.

     In March 2004 we reclassified the new common stock authorized pursuant to the Plan into new Class A common stock, $0.01 par value per share (the “Class A common stock”). We also designated a new class of common stock as our class B non-voting common stock, $0.01 par value per share (the “Class B Non-Voting common stock”).

Critical Accounting Policies and Estimates

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period.

     The following represents a summary of our critical accounting policies, defined as those policies that we believe are: (a) the most important to the portrayal of our consolidated financial condition and results of operations, and (b) that require management’s most subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

•	Revenue recognition — Our revenues are derived primarily from providing long-term healthcare services. For three months ended March 31, 2004, approximately 77% of our net revenues are received from funds provided under federal Medicare and state Medicaid assistance programs. We record our revenues on an accrual basis as services are performed at their estimated net realizable value under these governmental programs. These revenues are subject to audit and retroactive adjustment by governmental and third-party agencies. Retroactive adjustments that are likely to result from future audits by third-party payors are accrued on an estimated basis in the period the related services are performed. Consistent with healthcare industry accounting practices, any changes to these governmental revenues estimates are recorded in the period the change or adjustment becomes known based on final settlements. Because of the complexity of the laws and regulations governing federal Medicare and state Medicaid assistance programs, our estimates may potentially change by a material amount.

•	Allowance for doubtful accounts — We maintain allowances for doubtful accounts for estimated losses resulting from non-payment of patient accounts receivable and third-party billings, and notes receivable from customers. We record bad debt expense monthly using a percentage of revenue approach that reflects our historical experience. In evaluating the collectibility of accounts receivable, we consider a number of factors, including the age of the accounts, changes in collection trends, the composition of patient accounts by payor the status of ongoing disputes with third-party payors and general industry conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. If, at March 31, 2004, we were to recognize an increase of 10% in the allowance for our doubtful accounts, our total current assets would be decreased by $1.0 million, or 1.7%.

•	Patient liability risks — Our general and professional liability reserve includes amounts for patient care related claims and incurred but not reported claims. General and professional liability costs for the long-term care industry have become increasingly expensive and difficult to estimate. The amount of our reserves is determined based on an estimation process that uses information obtained from both company-specific and industry data. The estimation process requires us to continuously monitor and evaluate the life cycle of the claims. Using data obtained from this monitoring and our assumptions about emerging trends, we along with our independent actuaries develop information about the size of ultimate claims based on our historical experience and other available industry information. The most significant assumptions used in the estimate process include determining the trend in costs, and the expected cost of claims incurred but not reported and the expected costs to settle unpaid claims. Although we believe that our reserves are adequate, we cannot assure you that this liability will not require a material adjustment in the future. If, at March 31, 2004, we were to recognize an increase of 10% in the reserve for general and professional liabilities our total liabilities would be increased by $2.9 million, or 0.8%.

•	Impairment of long-lived assets and goodwill — We periodically evaluate our long-lived assets, primarily consisting of our investments in real estate, for impairment indicators. If indicators of impairment are present, we evaluate the carrying value of the related real estate investments in relation to the future discounted cash flows of the underlying operations. Measurement of the amount of the impairment, if any, may be based on independent appraisals, established market values of comparable assets or estimates of future cash flows expected. The estimates of these future cash flows are based on assumptions and projections believed by management to be reasonable and supportable. They require management’s subjective judgments and take into account assumptions about revenue and expense growth rates. These assumptions may vary by type of long-lived asset. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, that we adopted January 1, 2002, goodwill is not amortized, but instead is subject to impairment tests performed at least annually. For goodwill, the test is performed at the reporting unit level as defined by SFAS No. 142. If we find that the carrying value of goodwill to be impaired, we must reduce the carrying value, including any allocated goodwill, to fair value. We believe that our determination not to recognize an impairment loss on our long-lived assets and goodwill is a critical accounting estimate because this determination is susceptible to change, dependent upon events that are remote in time and may or may not occur, and because recognizing an impairment loss could result in a material reduction of the assets reported in our balance sheet.

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

Recent Accounting Pronouncements

     FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46) became applicable in our fiscal first quarter of 2004. Variable interest entities (VIEs) are entities that lack sufficient equity or whose equity holders lack adequate decision making ability based on criteria set forth in the interpretation. We evaluate VIEs under methods prescribed by this interpretation to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. The implementation of FIN46 had no material impact on our consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). This statement was developed in response to concerns expressed by preparers, auditors, regulators, and other users of financial statements about issuers’ classification in the balance sheet of certain financial instruments that have characteristics of both liabilities and equity but that have been presented between the liabilities section and the equity section of the balance sheet. SFAS 150 requires that financial instruments issued in the form of shares that are mandatorily redeemable be classified as liabilities. Mandatorily redeemable shares are defined as shares for which the issuer has an unconditional obligation to redeem at a specified or determinable date or upon an event that is certain to occur. We adopted SFAS 150 on July 1, 2003. At that time, our Series A preferred stock, which is mandatorily redeemable was classified as a liability, implemented by reporting the cumulative effect of a change of accounting principle.

     Effective July 1, 2003, we recognized interest expense of $12.3 million related to the adoption of SFAS 150. In accordance with the underlying provisions of SFAS 150, such charge was recorded in our consolidated financial statements as a cumulative effect of a change in accounting principle during the third quarter, 2003.

Results of Operations

     The following table sets forth the amounts of our consolidated revenues derived from the various sources of payment and certain operating data for our skilled nursing facilities and assisted living facilities for the three months ended March 31, 2004 and 2003 are as follows:

	2004	2003
Medicare	$36,542	$28,595
Medicaid	40,517	36,253
Private	9,599	8,827
Managed Care and other	14,071	11,426

	$100,729	$85,101

Occupancy
Skilled nursing occupancy	86.6%	84.6%
Assisted living occupancy	56.0%	59.4%
Total occupancy	83.6%	82.0%

Three months ended March 31, 2004 compared to three months ended March 31, 2003

     Net revenues increased $15.6 million or 18.4% to $100.7 million for the three months ended March 31, 2004 from $85.1 million for the three months ended March 31, 2003. Net revenues increased due to a rise of 1.6 percentage points in total average occupancy to 83.6% for the three months ended March 31, 2004 from 82.0% for the three months ended March 31, 2003 and increased Medicare rates which were effective October 1, 2003. Additionally, we acquired five facilities in northern California in the third and fourth quarters of 2003, which contributed $5.9 million of the additional revenue. The $1.5 million or 32.3% increase in revenue for the therapy operations, net of intercompany eliminations, was primarily due to new contracts and volume within existing contracts. Net revenue for nursing services accounted for $84.3 million, or 83.7% of total net revenues, for the three months ended March 31, 2004 as compared to $70.3, or 82.6% of total net revenues, for the three months ended March 31, 2003. Net revenue for therapy services accounted for $6.3 million, or 6.3% of total net revenues, for the three months ended March 31, 2004 as compared to $4.8 million, or 5.6% of total net revenues, for the three months ended March 31, 2003. Net revenues from pharmacy services accounted for $10.1 million, or 10.0% of total net revenues, for the three months ended March 31, 2004 as compared to $10.0 million, or 11.8% of total net revenues, for the three months ended March 31, 2003.

     Expenses, consisting of salaries and benefits, supplies, purchased services, provision for doubtful accounts and other expenses as a percent of net revenues decreased 2.7 percentage points to 83.1% of net revenue for the three months ended March 31, 2004 from 85.8% for the three months ended March 31, 2003. Expenses increased $10.7 million or 14.7% to $83.7 million for the three months ended March 31, 2004 from $73.0 million for the three months ended March 31, 2003. Salaries and benefits decreased to 52.3% of net revenues in the three months ended March 31, 2004 compared to 53.8% for the three months ended March 31, 2003. The decrease in salaries and benefits as a percentage of revenue was largely due to the significant increase in census which resulted in the revenue growing faster than the salary and benefit expense.

     Income from continuing operations before rent, depreciation and amortization, and interest expense increased by $4.9 million or 40.5% to $17.0 million for the three months ended March 31, 2004 from $12.1 million for the three months ended March 31, 2003 and was 16.9% of net revenues for the three months ended March 31, 2004 compared to 14.2% for the three months ended March 31, 2003.

     Rent, depreciation and amortization and interest expense increased to $11.4 million in the three months ended March 31, 2004 from $9.3 million for the three months ended March 31, 2003. The increase is primarily due to interest expense related to higher interest rates associated with the new debt and interest recorded related to our Series A preferred stock.

     Reorganization expenses decreased to $0.4 million for the three months ended March 31, 2004 from $2.4 million for the three months ended March 31, 2003. This decrease is due to our exit from bankruptcy in August 2003. The change in the fair value in the interest rate hedge was $0.7 million for the three months ended March 31, 2004, compared to no charges for the three months ended March 31, 2003.

     The provision for income taxes increased to $1.0 million for the three months ended March 31, 2004 from $0 million for the three months ended March 31, 2003 due to an expected increase in net income not fully offset by net operating losses in 2004.

     Our net income increased $3.1 million to $3.5 million for the three months ended March 31, 2004 from a net income of $0.4 million for the three months ended March 31, 2003. The improvement in net income was primarily due to the census growth in the long term care division reflecting an increase in revenue and the incremental expenses growing at a lower rate.

Liquidity and Capital Resources

     As of March 31, 2004, cash and cash equivalents were zero compared to $2.7 million at December 31, 2003. Our principal sources of liquidity to fund ongoing operations for the three months ended March 31, 2004 were cash provided by operations and existing cash and cash equivalents.

     Cash flow provided by operations before reorganization expenses for the three months ended March 31, 2004 was $11.9 million, an increase of $1.6 million compared with cash provided in operations for the three months ended March 31, 2003 of $10.3 million. Cash was provided primarily by net income of $3.5 million, an increase in accounts payable and accrued liabilities of $3.8 million and an increase in employee compensation and benefits of $2.1 million, depreciation and amortization of $2.1 million, change in the fair value of interest rate hedge of $0.7 million and provision for doubtful accounts of $1.0 million. Cash used in operations consisted of increase in the gross accounts receivable of $0.8 million, and a decrease in accrued interest expenses of $0.9 million.

     Cash flow used in investing activities for the three months ended March 31, 2004 was $3.2 million, an increase of $1.8 million compared with cash used for the three months ended March 31, 2003 of $1.4 million. The principal elements of this increase are due to our capital improvements to property and equipment of $1.4 million and payments to our workers’ compensation captive of $2.0 million.

     Cash flow used in financing activities for the three months ended March 31, 2004 totaled $10.8 million, an increase of $4.2 million compared with cash used for the three months ended March 31, 2003 of $6.6 million. The principal elements of cash used in financing activities were repayments of borrowings under our Revolving Credit Facility of $4.2 million and repayments of our long-term debt of $6.6 million. Included in our repayment of long-term debt were payments of mandatory amortization of $1.0 million on our unsecured creditor’s debt related to pre-bankruptcy trade debt, $0.9 million on Secured Mortgage Term Loan and $0.6 million on the Mezzanine Loans. In addition, the Company made a voluntary principal payment of $4.0 million on the Mezzanine Loan.

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

     On August 19, 2003, pursuant to the Plan, we satisfied the terms of our Senior Subordinated Notes by, among other things making a payment to the holders on a pro rata basis of $50.0 million, consisting of approximately $36.0 million in outstanding interest and approximately $14.0 million of principal. At that time, the holders of the Senior Subordinated Notes received on a pro rata basis new Senior Subordinated Secured Increasing Rate Notes due in August 2008, that accrue interest at an initial rate of 9.25% and provide for annual rate increases. We accrue interest on the new Senior Subordinated Notes using the effective interest rate method which straight lines the interest costs over the term. In February 2004, we paid $4.9 million representing the semi-annual interest payment due to the holders of the notes. At March 31, 2004, we had accrued approximately $2.2 million in excess of the pay rate for the semi-annual interest payments.

     Our general and professional liability reserve is estimated based on our independent actuaries quarterly using the most recent trends of claims, settlements and other relevant data from our companies and industry loss history. General and professional liability costs for the long-term care industry have become increasingly more difficult to estimate. Based on the information provided by our independent actuaries at March 31, 2004, we have reserved $29.4 million for these costs. We have estimated approximately $3.1 million of the total to be payable in the coming year, however there are no set payment schedules and there can be no assurances that amount will not be significantly larger.

     Our ability to make acquisitions of new businesses and capital expenditures is restricted by the terms of the new refinancing credit agreement. Under these restrictions we are limited to $5.0 million per year on acquisitions and $7.0 million on capital expenditures. Permitted capital expenditures to renovate or improve our facilities will be funded by our operating cash flows or borrowings under its revolving credit line.

     Based upon our current plans, level of operations and business conditions, we believe that our cash generated from operations together with available borrowing under our $32.0 million revolving credit lines will be sufficient to meet our capital requirements and working capital needs for at least the next year. However we cannot assure you that we will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to us.

Transactions with Related Parties

Leased Facilities

     Our former Chief Executive Officer and current director, and his wife, a former Executive Vice President of our company, own the real estate for four of our leased facilities. Such real estate has not been included in the financial statements for any of the periods presented herein. Lease payments to these related parties under operating leases for these facilities for the three months ended March 31, 2004 and 2003 were $0.5 million and $0.5 million, respectively.

Notes Receivable

     We have a limited recourse promissory note receivable from our Chairman of the Board of Directors in the amount of approximately $2.5 million with an interest rate of 5.7%. The note is due on the earlier of April 15, 2007 or the sale by the Chairman of 20,000 shares of our Class A common stock pledged as collateral for the note. We have recourse for payment up to $1.0 million of the principal amount of the note.

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

     We derive a substantial portion of our revenue from third-party payors, including the Medicare and Medicaid programs. For the three-month period ended March 31, 2004, we derived approximately 36%, 40% and 24% of our total revenue from the Medicare program, the Medicaid program and private third party payor programs, respectively.

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

     There are also numerous initiatives at the federal and state levels for comprehensive reforms affecting the payment for and availability of healthcare services, including a number of proposals that would significantly limit reimbursement under the Medicare an Medicaid programs. It is not clear at this time what proposals, if any, will be adopted or, if adopted, what effect these proposals would have on our business. Aspects of certain of these healthcare proposals, such as reductions in Medicare and Medicaid program expenditures, containment of healthcare costs on an interim basis by means that could include a short-term freeze on prices charged by healthcare providers, and permitting greater state flexibility in the administration of Medicaid, could potentially affect our revenues and financial condition.

     Since the federal Medicare program restricts coverage to patients who require skilled care and state-administered Medicaid programs generally provide more restricted coverage and lower reimbursement rates than private pay sources, the sources and amounts of our patient revenue are determined by a number of factors, including licensed bed capacity of our facilities, occupancy rate, payor mix, type of services rendered to the patient and rates of reimbursement among payor categories (private and other payors, Medicare and Medicaid). Accordingly, changes in the case mix of patients, the mix of patients by payor type and payment methodologies may significantly affect our profitability. In particular, changes which increase the percentage of Medicaid residents within our facilities could have a material adverse effect on our financial operations.

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

     As is typical in the healthcare industry, we are and will continue to be subject to claims that our services have resulted in resident or patient injury or other adverse effects. We, like our industry peers, have experienced an increasing trend in the frequency and severity of claims and litigation asserted against us. In addition we may be subject to punitive damage awards related these claims. We cannot assure you that we have insurance adequate to cover these claims. Any adverse determination in a legal proceeding, whether currently asserted or arising in the future, could have a material adverse effect on our financial condition.

     Our substantial leverage could adversely affect our financial condition.

     Our business is highly leveraged. As of March 31, 2004, we have long-term debt of approximately $243.3 million. We also have a stockholders’ equity deficit of approximately $75.5 million.

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

     We conduct business in a heavily regulated industry, and compliance with an changes in regulations may result in increased costs that reduce our revenue and profitability.

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

     Skilled Nursing Facility and Assisted Living Facility Regulation. Long-term care facilities must comply with certain regulatory requirements to participate either as a skilled nursing facility under Medicare or a nursing facility under Medicaid. Failure to substantially comply with these requirements may result in termination of the facility’s Medicare and Medicaid provider agreements, after which the facility would be unable to receive payment for services provided to Medicare or Medicaid patients until the facility reapplies or is otherwise reinstated or recertified to participate in Medicare or Medicaid. We cannot assure you that we will be able to maintain compliance with these regulatory requirements at all times, or that we will not be required to expend significant resources to do so.

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

     The Medicare Modernization Act also establishes a new Medicare outpatient prescription drug benefit, effective in 2006. The drug benefit will be provided through risk-bearing private plans contracting with the government (including plans offering only the drug benefit as well as integrated plans offering other Medicare benefits). The standard outpatient drug benefit will have a $250 annual deductible, and a 25% coinsurance requirement between $250 and an initial benefit cap of $2,250 in drug spending. The Medicare Modernization Act will not provide coverage above $2,250 for catastrophic coverage with a 5% copayment beginning at $3,600 in out-of-pocket costs ($5,100 in drug spending).

     The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) established uniform standards governing the conduct of certain electronic health care transactions and protecting the security and privacy of individually identifiable health information maintained or transmitted by health care providers, health plans and health care clearinghouses. Two standards have been promulgated under HIPAA with which we currently are required to comply. We must comply with the Standards for Privacy of Individually Identifiable Health Information, which restrict our use and disclosure of certain individually identifiable health information. We have been required to comply with the Privacy Standards since April 14, 2003. We must also comply with the Standards for Electronic Transactions, which establish standards for common health care transactions, such as claims information, plan eligibility, referral certification and authorization, claims status, plan enrollment and disenrollment and payment and remittance advice. We have been required to comply with these Standards since October 16, 2003. While we believe that we were HIPAA compliant by such date, there is a significant risk that many of the state Medicaid programs from which we receive Medicaid reimbursement are not and will not be compliant in the near term, particularly in light of the budget deficits many of them are facing. In the event that a state is unable to process our HIPAA compliant requests for payment, our liquidity could be adversely affected. Two other standards relevant to our use of medical information have been promulgated under HIPAA, although our compliance with these standards is not yet required. The Security Standards will require us to implement certain security measures to safeguard specified electronic health information by April 21, 2005. In addition, CMS recently published a final rule, which will require us to adopt unique health identifiers for use in filing and processing health care claims and other transactions by May 23, 2007. While the government intended this legislation to reduce administrative expenses and burdens for the health care industry, our compliance with this law may entail significant and costly changes for us. If we fail to comply with these standards, we could be subject to criminal penalties and civil sanctions.

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

     In the ordinary course of our business, we are regularly subject to inquiries, investigations and audits by federal and state agencies to determine whether we are in compliance with regulations governing the operation of, and reimbursement for, skilled nursing facilities, assisted living facilities, pharmacies and therapy services.

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

     We self-insure a significant amount of our potential liabilities and provisions for losses on our financial statements may not be adequate.

     Due to the rising cost and limited availability of liability insurance, we currently purchase excess liability insurance only, and maintain, an unaggregated $0.3 million and $1.0 million self-insured retention per claim, in California and Texas, respectively. Additionally, we self-insure the first $0.5 million and $1.0 million self-insured retention per claim of each employee injury claim, in California and Texas, respectively. Because we are largely self-insured on both the personal and general liability and workers’ compensation programs, there is no limit on the maximum number of claims or amount for which we can be liable in any policy period. Although we base our loss estimates on independent actuarial analyses, which determine expected liabilities on an undiscounted basis, including incurred but not reported losses, based upon the available information to date, the ultimate amount of the losses could exceed our estimates and our insurance limits. In the event our actual liability exceeds our estimates for any given period, our results of operations and financial condition could be materially adversely impacted.

     The cost to replace or retain qualified nurses, healthcare professionals and other key personnel may adversely affect our financial performance, and we may not be able to comply with certain states’ staffing requirements.

     We could experience significant increases in our operating costs due to shortages in qualified nurses, healthcare professionals and other key personnel. The market for these key personnel is highly competitive. We, like other healthcare providers, have experienced difficulties in attracting and retaining qualified personnel, especially facility administrators, nurses, certified nurses’ aides and other important healthcare providers. Our skilled nursing facilities and assisted living facilities are particularly dependent on nurses for patient care. There is currently a shortage of nurses, and trends indicate this shortage will worsen in the future. The difficulty our skilled nursing facilities and assisted living facilities are experiencing in hiring and retaining qualified personnel has increased our average wage rate. We may continue to experience increases in our labor costs primarily due to higher wages and greater benefits required to attract and retain qualified healthcare personnel. Our ability to control labor costs will significantly affect our future operating results.

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

     In connection with our emergence from bankruptcy, we completed a corporate restructuring program that required us to file change of ownership applications with state governmental entities in connection with moving certain of our skilled nursing facilities and assisted living facilities within our corporate structure. If a sufficient number of change of ownership applications are rejected by any of these entities, it could have a material adverse impact on our financial condition and results of operations.

     Insurance coverage is becoming increasingly expensive and difficult to obtain for long-term care companies, and our insurance carriers could become insolvent and unable to reimburse us.

     Primarily as a result of patient care liability costs for long-term care providers, insurance companies are ceasing to insure long-term care companies, or severely limiting their capacity to write long-term care general and professional liability insurance. In addition, in the wake of the September 11, 2001 events, reduced overall insurance capacity and increasing insurance company losses, the insurance environment in general has become unstable, making it increasingly difficult to obtain coverage for patient care liabilities and certain other risks. When insurance coverage is available, insurance carriers are typically requiring companies to significantly increase their liability retention levels and/or pay substantially higher premiums for reduced coverage for most insurance coverages, including workers’ compensation, employee healthcare and patient care liability. We are experiencing higher premiums and retention levels. Our insurance covering patient care liability comes up for renewal in the third quarter of 2004. We cannot assure you that we will be able to renew our patient care liability insurance on terms as favorable as those we currently have.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates and equity prices. Changes in these factors could cause fluctuations in our results of operations and cash flows.

     For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our results of operations or cash flows. We do not have an obligation to prepay any of our fixed rate debt prior to maturity, and therefore, interest rate risk and changes in the fair market value of our fixed rate debt will not have an impact on our results of operations or cash flows until we decide, or are required, to refinance such debt.

     For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect our future results of operations and cash flows. We had variable rate debt of $113.0 million outstanding at March 31, 2004 with a weighted average interest rate of 8.0%. All of our variable rate debt is based upon a spread above LIBOR or Prime Rate. Assuming that our balance of variable rate debt remains constant, each one-percent increase in interest rates would result in an annual increase in interest expense, and a corresponding decrease in net cash flows, of $1.1 million. Conversely, each one-percent decrease in interest rates would result in an annual decrease in interest expense, and a corresponding increase in net cash flows, of $1.1 million.

     We are also exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on market values of our cash equivalents and short-term investments. These investments generally consist of overnight investments that are not significantly exposed to interest rate risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned and cash flow from these investments.

     Certain of our debt obligations are sensitive to changes in interest rates. The rates on our senior debt and revolving loan facilities, which both bear interest at LIBOR plus an applicable margin, are reset at various intervals. To mitigate our risk in an increasing interest rate environment, we purchased from a highly rated counter party a hedge in August 2003 to limit our exposure to an increase in the interest rate under our Senior Mortgage Term Loan in the event that LIBOR exceeds of 4.5%. We have not experienced significant changes in market risk due to the relative stability of interest rates during the three months ended March 31, 2004.

Item 4. Controls and Procedures.

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entitles. As we do not control or mange these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2004, the end of the quarterly period covered by this report. Based on the forgoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2. Changes in Securities

     On March 5, 2004 (the “Filing Date”), we filed with the Secretary of State of the State of Delaware an amended and restated certificate of incorporation for the purpose of reclassifying our common stock, creating a new class of non-voting common stock, and increasing our authorized number of shares of common stock by 1,000,000 shares. The following table sets forth information with respect to each class of our equity securities prior to the Filing Date:

Title of Class	Amount Authorized	Amount Outstanding
Common stock	1,500,000	1,193,587	(1)
Preferred stock	1,000,000
Series A preferred stock	15,000	15,000

(1)	Excludes warrants to purchase 50,377 shares of our common stock.

     The total authorized number of shares of each class of capital stock after the Filing Date is (i) 2,500,000 shares of common stock, $0.01 par value per share, of which 2,125,000 shares were designated as Class A common stock and 375,000 shares were designated as Class B Non-Voting common stock and (ii) 1,000,000 shares of preferred stock, $0.01 par value per share, of which 15,000 shares were designated as Series A preferred stock and 985,000 shares were undesignated. Pursuant to the amended and restated certificate of incorporation, (i) each holder of common stock received one share of new Class A common stock for each share of common stock held by them immediately prior to the Filing Date and (ii) each holder of a warrant to purchase common stock received a warrant to purchase a number of shares of Class A common stock that was equal to the number of shares of common stock issuable upon the exercise of warrants held by them immediately prior to the Filing Date. Holders of the Class A common stock are entitled to generally the same rights and preferences after the reclassification as such holders had as holders of common stock prior to the reclassification.

     We did not receive any cash proceeds from the reclassification of our equity securities pursuant to the amended and restated certificate of incorporation. This transaction was exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as an exchange of securities by the Company with its existing security holders not involving any commission or other remuneration.

     On March 8, 2004, we issued an aggregate of 70,661 shares of Class B Non-Voting common stock, $0.01 par value per share, to four of our executive officers pursuant to restricted stock agreements between each of the executive officers and us, for a purchase price of $0.05 per share. We received an aggregate of $3,533 cash proceeds from the issuance of the Class B Non-Voting common stock pursuant to the restricted stock agreements. This transaction was exempt from registration pursuant to Rule 701 promulgated under the Securities Act of 1933 as a transaction pursuant to a compensatory benefit plan.

     The following table sets forth information with respect to each class of our equity securities after giving effect to the foregoing transactions:

Title of Class	Amount Authorized	Amount Outstanding
Common Stock	2,500,000
Class A common stock	2,125,000	1,193,587	(1)
Class B non-voting common stock	375,000	70,661
Preferred Stock	1,000,000
Series A preferred stock	15,000	15,000

(1)	Excludes warrants to purchase 50,377 shares of our common stock.

     On March 8, 2004, we granted options to purchase an aggregate of 6,225 shares of Class A common stock to our employees with the exercise price of $18.30 per share under our Skilled Healthcare Group, Inc. 2004 Equity Incentive Plan. These issuances were exempt from registration pursuant to Rule 701 promulgated under the Securities Act of 1933 as transactions pursuant to a compensatory benefit plan.

Item 4. Submission of Matters to a Vote of Security Holders

     On March 4, 2004, holders of a majority of the voting power of our common stock and series A preferred stock, voting together as a single class, took action by written consent in lieu of a special meeting of stockholders for the purposes of approving a second amended and restated certificate of incorporation for the purpose of increasing the authorized number of common stock and reclassifying the Company’s capital stock, among other things, and approving the Skilled Healthcare Group, Inc. 2004 Equity Incentive Plan. Such action by written consent was taken by holders of 623,256 shares, representing 51.57% of the total outstanding eligible votes with 585,333 votes not cast. The proposals considered in such action by written consent in lieu of a special meeting were voted on as follows:

     1. Approval of the amended and restated certificate of incorporation for the purposes of increasing the authorized number of common stock and reclassifying the Company’s capital stock, among other things. The proposal was approved by 623,256 votes representing 51.6% of the total outstanding eligible votes with 585,331 votes not cast.

     2. Approval of the Skilled Healthcare Group, Inc. 2004 Equity Incentive Plan. The proposal was approved by 623,256 votes representing 51.6% of the total outstanding eligible votes with 585,331 votes not cast.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

The exhibits listed below are hereby filed with the Commission as part of this Report.

Exhibit
Number	Description
2.1	Debtors’ Third Amended Joint Plan of Reorganization (1)

2.2	Debtors’ Disclosure Statement (1)

3.1	Restated Certificate of Incorporation (2)

3.2	Bylaws (3)

4.1	Indenture dated as of August 19, 2003 among the Company, the Guarantors (as defined therein) and U.S. Bank National Association (4)

4.2	Amended and Restated Stockholders Agreement (4)

4.3	Amendment No. 1 to Amended and Restated Stockholders Agreement (4)

4.4.1	Form of New Common Stock Certificate (4)

4.4.2	Form of New Series A Preferred Stock Certificate (4)

4.5	Form of Warrant to Purchase Common Stock (4)

10.25	Skilled Healthcare Group, Inc. 2004 Equity Incentive Plan (4)

10.26	Amended and Restated Employment Agreement dated March 8, 2004 between Boyd Hendrickson and the Company

10.27	Amended and Restated Employment Agreement dated March 8, 2004 between Jose Lynch and the Company

10.28	Amended and Restated Employment Agreement dated March 8, 2004 between John Harrison and the Company

10.29	Amended and Restated Employment Agreement dated March 8, 2004 between Roland Rapp and the Company

10.30	Form of Restricted Stock Agreement dated March 8, 2004

10.31	Amendment No. 1 to Mezzanine Loan Agreement dated March 8, 2004 among the SHG Property Resources, LLC and SHG Investments, LLC, collectively, as the Borrower, and CapitaSource Financial, LLC, the other financial institutions from time to time party thereto, collectively, as the Lender and CapitalSource Financial LLC, as administrative agent and collateral agent for Lender.

10.32	Amendment No. 1 to Loan Agreement dated March 8, 2004 among the Entities listed on the signature page hereto, collectively, as the Borrower, and Column Financial, Inc., CapitaSource Financial, LLC, as successor-in-interest with respect to a portion of the Debt referred to herein.

10.33	Form of Stock Option Agreement.

31.1	Certification of Chief Executive Officer of Skilled Healthcare Group, Inc., Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Skilled Healthcare Group, Inc., Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Skilled Healthcare Group, Inc., Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Each of these exhibits is incorporated by reference herein to the Company’s Form T-3 filed with the Securities and Exchange Commission on July 16, 2003.

(2)	Each of these exhibits is incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2004.

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-4 (No. 333-57279) filed with the Securities and Exchange Commission on June 19, 1998, as amended.

(4)	Each of these exhibits is incorporated by reference to the Company’s Report on Form 10-Q for the Quarter ended September 30, 2003.

(b) Reports on Form 8-K.

The following Current Reports on Form 8-K were filed during the three-month period ended March 31, 2004:

     (i) None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKILLED HEALTHCARE GROUP, INC.
Date: May 14, 2004	By:	/s/ Boyd Hendrickson
Boyd Hendrickson
Chief Executive Officer (Authorized Signatory, Principal Executive Officer)

Date: May 14, 2004	By:	/s/ John Harrison
John H. Harrison
Chief Financial Officer (Principal Financial Officer)

Date: May 14, 2004	By:	/s/ Scott A. Petterson
Scott A. Petterson
Vice President-Finance and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Debtors’ Third Amended Joint Plan of Reorganization (1)

2.2	Debtors’ Disclosure Statement (1)

3.1	Restated Certificate of Incorporation (2)

3.2	Bylaws (3)

4.1	Indenture dated as of August 19, 2003 among the Company, the Guarantors (as defined therein) and U.S. Bank National Association (4)

4.2	Amended and Restated Stockholders Agreement (4)

4.3	Amendment No. 1 to Amended and Restated Stockholders Agreement (4)

4.4.1	Form of New Common Stock Certificate (4)

4.4.2	Form of New Series A Preferred Stock Certificate (4)

4.5	Form of Warrant to Purchase Common Stock (4)

10.25	Skilled Healthcare Group, Inc. 2004 Equity Incentive Plan (4)

10.26	Amended and Restated Employment Agreement dated March 8, 2004 between Boyd Hendrickson and the Company

10.27	Amended and Restated Employment Agreement dated March 8, 2004 between Jose Lynch and the Company

10.28	Amended and Restated Employment Agreement dated March 8, 2004 between John Harrison and the Company

10.29	Amended and Restated Employment Agreement dated March 8, 2004 between Roland Rapp and the Company

10.30	Form of Restricted Stock Agreement dated March 8, 2004

10.31	Amendment No. 1 to Mezzanine Loan Agreement dated March 8, 2004 among the SHG Property Resources, LLC and SHG Investments, LLC, collectively, as the Borrower, and CapitaSource Financial, LLC, the other financial institutions from time to time party thereto, collectively, as the Lender and CapitalSource Financial LLC, as administrative agent and collateral agent for Lender.

10.32	Amendment No. 1 to Loan Agreement dated March 8, 2004 among the Entities listed on the signature page hereto, collectively, as the Borrower, and Column Financial, Inc., CapitaSource Financial, LLC, as successor-in-interest with respect to a portion of the Debt referred to herein.

10.33	Form of Stock Option Agreement.

31.1	Certification of Chief Executive Officer of Skilled Healthcare Group, Inc., Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Skilled Healthcare Group, Inc., Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Skilled Healthcare Group, Inc., Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Each of these exhibits is incorporated by reference herein to the Company’s Form T-3 filed with the Securities and Exchange Commission on July 16, 2003.

(2)	Each of these exhibits is incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2004.

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-4 (No. 333-57279) filed with the Securities and Exchange Commission on June 19, 1998, as amended.

(4)	Each of these exhibits is incorporated by reference to the Company’s Report on Form 10-Q for the Quarter ended September 30, 2003.